Form 10-K
period 1994-01-31
QVC NETWORK INC
filed 1994-04-20
CIK 797565

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K

(MARK ONE)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       FOR THE FISCAL YEAR ENDED JANUARY 31, 1994

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________

                          COMMISSION FILE NO. 0-14999
                         ------------------------------

                               QVC NETWORK, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                        DELAWARE                                                 23-2414041
            (State or other jurisdiction of                                   (I.R.S. Employer
             incorporation or organization)                                 Identification No.)

                 GOSHEN CORPORATE PARK
               WEST CHESTER, PENNSYLVANIA                                          19380
        (Address of principal executive offices)                                 (Zip Code)

       Registrant's telephone number, including area code: (610) 430-1000
                         ------------------------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                   COMMON STOCK
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   Yes _X_  No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [  ]

     The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold as of the close of trading on March 31, 1994, was $839,806,539.

     The number of shares outstanding of the registrant's Common Stock (net of shares held in treasury), as of March 31, 1994 was:

               Common Stock ($.01 par value) -- 39,904,097 shares

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The registrant's definitive proxy statement in connection with the 1994 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the 'Commission') within 120 days after the end of the fiscal year ended January 31, 1994, is incorporated by reference in Part III of the Annual Report on Form 10-K.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                                                                                                   PAGE
                                                                                                                     --
PART I
Item 1.     Business.......................................................................................           4
Item 2.     Properties.....................................................................................          13
Item 3.     Legal Proceedings..............................................................................          13
Item 4.     Submission of Matters to a Vote of Security Holders............................................          16

PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters..........................          17
Item 6.     Selected Financial Data........................................................................          18
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........          18
Item 8.     Financial Statements and Supplementary Data....................................................          25
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........          49

PART III
Item 10.    Directors and Executive Officers of the Registrant.............................................          49
Item 11.    Executive Compensation.........................................................................          49
Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................          49
Item 13.    Certain Relationships and Related Transactions.................................................          49

PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K................................          49

                                     PART I

ITEM 1 -- BUSINESS

     QVC Network, Inc. ('QVC,' 'QVC, Inc.,' or the 'Company,' which terms, as used herein, include its consolidated subsidiaries unless the context indicates otherwise) is a Delaware corporation with principal and executive offices at Goshen Corporate Park, West Chester, Pennsylvania, 19380, telephone (610) 430-1000. The Company was incorporated on June 13, 1986.

RECENT DEVELOPMENTS

     On September 20, 1993, the Company made a letter proposal to Paramount Communications Inc. ('Paramount') to combine Paramount and QVC in a cash and stock-for-stock exchange. On October 27, 1993, the Company commenced a cash tender offer for 51% of the outstanding common shares of Paramount, at a price of $80 per share. If QVC's tender offer was successful, the Company then planned to begin a second-step merger under which each remaining Paramount share would be exchanged for QVC Common Stock. Viacom Inc. ('Viacom'), which had previously made a proposal to Paramount to combine Paramount and Viacom in a cash and stock-for-stock exchange, announced a matching cash tender offer for 51% of the outstanding common shares of Paramount, at a price of $80 per share. On or about November 6, 1993, Viacom increased to $85 per share its cash tender offer for 51% of the outstanding common shares of Paramount. On November 12, 1993, the

Company announced an increase to $90 per share of its cash tender offer for 51% of the outstanding common shares of Paramount. Each increased cash bid was accompanied by a revised mixture of the securities to be issued in exchange for each remaining Paramount share in the proposed second-step merger. The Company and Viacom extended the initial expiration dates of their tender offers until December 1, 1993, and November 24, 1993, respectively.

     On November 24, 1993, the Court of Chancery of the State of Delaware in and for New Castle County (the 'Delaware Chancery Court') granted the Company's motion for preliminary injunction, thereby preventing Viacom from completing its tender offer on that date. The Company had commenced a legal action on October 21, 1993, against Viacom, Paramount and certain Paramount directors, seeking to compel Paramount's Board of Directors to give QVC's proposed merger with Paramount equal consideration with Viacom's proposed merger with Paramount. See 'ITEM 3 -- LEGAL PROCEEDINGS.' On appeal by Paramount and Viacom, the Supreme Court of the State of Delaware (the 'Delaware Supreme Court'), on December 9, 1993, upheld the lower court's injunction order.

     On December 23, 1993, the Company announced an increase to $92 per share of its cash tender offer for 50.1% of the outstanding common shares of Paramount. QVC's further amended tender offer was due to expire on January 7, 1994. On or about January 7, 1994, Viacom increased to $107 per share its cash tender offer for 50.1% of the outstanding common shares of Paramount. On February 1, 1994, the Company announced an increase to $104 per share of its cash tender offer for 50.1% of the outstanding common shares of Paramount. Each increased cash bid was accompanied by a revised mixture of the securities to be issued in exchange for each remaining Paramount share in the proposed second-step merger. The expiration date (as extended) for each party's final tender offer was February 14, 1994.

     On February 15, 1994, the Company had not received the minimum condition in its tender offer for 50.1% of the outstanding common stock of Paramount as of the expiration of its tender offer. Upon Paramount informing the Company that Viacom had received the minimum condition in its tender offer prior to the expiration date, had taken the action required by its merger agreement with Paramount and had delivered to Paramount a completion certificate pursuant to its bidding procedures, the Company, pursuant to its obligations under the QVC-Paramount Exemption Agreement, terminated its own tender offer. The heretofore described proposed mergers and tender offers for Paramount gave rise to litigation. For a description of the litigation involving the Company, Paramount and Viacom, see 'ITEM 3 -- LEGAL PROCEEDINGS.'

     In connection with the financing of the Company's proposed acquisition of Paramount, the Company and BellSouth Corporation ('BellSouth') entered into a Memorandum of Understanding, dated as of November 11, 1993, pursuant to which, among other things, if the Company's efforts to acquire Paramount were terminated or abandoned, BellSouth would have an option to purchase directly from the Company, during the six-month period following such termination or abandonment, 8,627,934 shares of Common Stock of the Company for an aggregate purchase price of $517,676,040. The Company also entered into a Commitment Letter, dated November 11, 1993, with Comcast Corporation ('Comcast'), Cox Enterprises, Inc. ('Cox') and Advance Publications, Inc., ('Advance'), pursuant to which, among other things, if the Company terminated or abandoned its interest in pursuing the acquisition of Paramount, then each of Cox and Advance would be entitled to purchase 2,833,333 shares of QVC Common Stock for an aggregate purchase price of $170,000,000. In accordance with the foregoing terms, the Company, BellSouth, Advance and Cox entered into a Stock Option Agreement, dated as of February 15, 1994, pursuant to which the Company granted to BellSouth, Cox and Advance the above-described options to purchase QVC Common Stock. These options will be exercisable during the period (the 'Option Period') commencing on the date of the Company's public announcement of termination (February 15, 1994) and will end on the later of the date that is (i) August 15, 1994, or (ii) if approval of the stockholders of the Company of the issuance of these options to BellSouth, Advance and Cox is required, ten (10) business days after the stockholders vote with respect to such matter (whether or not such approval is received). The options will be exercisable by BellSouth, Cox and Advance in whole only at any time during the Option Period.

     On November 5, 1993, the Company announced that Home Shopping Network, Inc. ('HSN') and the Company agreed to terminate negotiations on a proposed merger of HSN and the Company. The Company had made a letter proposal to HSN on July 12, 1993, to combine HSN and the Company in a stock-for-stock transaction. See 'Competition.' The proposed merger with HSN gave rise to litigation. For a description of the litigation involving the Company and HSN, see 'ITEM 3 -- LEGAL PROCEEDINGS.'

     During the fiscal year ended January 31, 1994, the Company formed joint ventures to bring electronic retailing to the United Kingdom and Mexico. In the United Kingdom, 'QVC--The Shopping Channel' was launched on October 1, 1993, by the Company and British Sky Broadcasting Limited ('BSkyB'). British subscribers receive QVC programming 24 hours a day, seven days a week, 364 days a year. In Mexico, 'CVC Telemercado Alameda' (home shopping channel) was launched on November 15, 1993, by the Company and Grupo Televisa, S.A. de C.V. ('Grupo Televisa'). Unlike the QVC programming in the United States, CVC, a Spanish language program, is primarily distributed through broadcast channels (as opposed to cable or satellite).

     On February 17, 1994, the Company announced a proposed major corporate restructuring in order to better accommodate the Company's current and future growth. The Company further announced plans, subject to shareholder approval, to change its corporate name to 'QVC, Inc.' and in the interim, that name is used by the Company as a registered trade name. Under the new corporate structure, the Company will provide managerial and financial support for all of the Company's operating groups. Tax planning, bank relationships, financial statement preparation, investor relations and monetary controls, as well as legal services and corporate communications, will all be managed internally. The Company will be the corporate structure to oversee the development of a variety of divisions, all of which will contribute to the previously established goal of creating a multimedia company. The principal operating unit under QVC, Inc. will be QVC-Electronic Retailing. The Company also announced the appointment of Douglas S. Briggs to the new position of President -- QVC Electronic Retailing and the retirement of Michael C. Boyd as President of the Company.

GENERAL

     QVC is a nationwide general merchandise retailer, operating as one of the two leading televised shopping retailers in the United States. Through its merchandise-focused television programs (the 'QVC Service'), QVC sells a wide variety of products directly to consumers. The products are described and demonstrated live by program hosts, and orders are placed directly with QVC by viewers who call a toll-free '800' telephone number. QVC television programming is produced at the Company's facilities and is broadcast nationally via satellite to affiliated local cable system operators ('Program Carriers') who have entered into carriage agreements (the 'Affiliation Agreements') with the Company and who retransmit the QVC programming to their subscribers.

     The QVC Service currently reaches approximately 80% of all cable television subscribers in the United States. QVC's main channel (the 'Primary Channel'), as of January 31, 1994, is transmitted live on a 7-day-a-week, 24-hour-a-day basis, to approximately 44 million cable television homes and on a part-time basis to approximately 3 million additional cable television homes. In addition, the QVC Service can be received at any time by approximately 3 million home satellite dish users.

     Program Carriers receive monthly cash payments from the Company equal to 5% of the net sales generated from the Program Carriers' respective service areas and, in the past, have been issued substantial equity securities by the Company in return for commitments to carry the QVC Service. QVC has also developed certain incentive programs, including various forms of marketing, launch and equipment purchase support, that are directed toward Program Carriers.

     The number of homes receiving the QVC Service has grown from an average of approximately 11 million in fiscal 1987 (the first full year of operations) to an average of approximately 49.3 million in fiscal 1993. In addition, the approximate net sales per Full-Time Equivalent home has increased from $13 in fiscal 1987 to $27 in fiscal 1993. Full-Time Equivalent homes equal the total number of cable homes receiving the QVC Service 24-hours-a-day plus one-third of the part-time cable homes plus one-half of the satellite dish homes. A major portion of the growth in the Company's cable television homes and revenues in fiscal 1989, 1990 and 1991 was due to the Company's acquisition of CVN Companies, Inc. ('CVN') in October 1989. While the Company continues to seek further opportunities to increase the number of subscribers receiving the QVC Service, it is unlikely that the number of subscribers receiving the QVC Service will continue to grow at rates comparable to prior periods. Continued growth in the Company's revenue will increasingly depend on greater penetration (i.e., the addition of new customers from homes already reached by the QVC Service), as well as continued growth in repeat sales to existing customers. To a lesser extent, some revenue growth will be derived from an increase in the number of homes receiving the QVC Service. The historical growth in the Company's revenue and net sales per Full-Time Equivalent subscriber has been achieved over a relatively short operating history. No assurance can be given that continued growth of comparable levels can be achieved or that the Company's historical levels of repeat sales can be maintained.

     The QVC program schedule consists of one-hour and multi-hour program segments. Each program segment has a theme devoted to a particular category of product or lifestyle. From time to time, QVC broadcasts special program segments devoted to merchandise associated with a particular celebrity, geographical region or seasonal interest. During both regular and special program segments, program hosts talk to viewers live on the air, and viewers are also given opportunities to win prizes in the form of credits which may be applied toward future purchases. Each QVC product presentation averages approximately five minutes, resulting in approximately 80,000 merchandise presentations annually on the Primary Channel.

     The QVC Service provides viewers with the convenience of shopping at home combined with a broad range of products priced to represent good value. QVC selects all products presented on its programs, stocks the merchandise, processes all orders and ships from its own distribution centers. Merchandise offered by QVC includes jewelry, housewares, apparel, electronics, collectibles, toys and cosmetics. During the fiscal year ended January 31, 1994, jewelry accounted for approximately 42% of the Company's sales. Unlike some retailers which focus primarily on national brands, a majority of the Company's revenue is generated from sales of private brand or non-branded products. QVC's use of live television enables program hosts to actively describe and demonstrate QVC's merchandise, which the Company believes is more effective than the static display of products used by traditional retailers and the still photographs used by catalog retailers. In addition, the Company is able to introduce products on a nationwide basis more quickly than most retailers because the QVC Service is broadcast nationally and customer response is immediate.

     During the fiscal year ended January 31, 1994, approximately 89% of all payments for purchases were made with a major credit card or the Company's private label credit card. The Company's policy is to ship merchandise promptly, typically within two to three days after receipt of an order. The Company offers a return policy which permits customers to return within 30 days any merchandise purchased from the Company for a full refund of the purchase price and original shipping charges. During the fiscal year ended January 31, 1994, the Company experienced an average return rate of approximately 21% of gross sales. An integrated data-processing system maintains customer records, controls inventory, facilitates credit checks and payments, and processes customer orders.

     CVN, which the Company acquired in October 1989, produced a televised home-shopping program that was transmitted to approximately 23 million cable television subscribers. In March 1990, the CVN program was discontinued and the QVC Service was transmitted in its place on those cable systems not already transmitting the QVC Service to their subscribers. By consolidating the two televised-shopping operations, the Company has been able to achieve certain economies in the combined companies' administrative and service functions, including data processing, merchandising and general corporate functions.

THE QVC SERVICE

     The QVC Service is designed to create a friendly sales environment. The Company utilizes a number of sets and props to create settings in keeping with the themes of the various segments. The sets include living room, kitchen, outdoor and multi-purpose sets. Typically, only one product is displayed at a time. The program host describes the use, quality, features and price of the product. Program host dialogue is relaxed and attempts to avoid high-pressure sales tactics. While the product is being displayed, the retail value or manufacturer's suggested price of the product and the lower price at which a viewer may purchase the product are both shown. From time to time, an introductory or special price may be displayed. The shipping and handling charges are also shown. Viewers place orders to purchase merchandise by calling a toll-free telephone number. The Company maintains approximately 2,300 WATS telephone lines at its Pennsylvania, Virginia and Texas order-taking and customer service facilities. The Company uses automatic call distributing equipment to distribute calls to its operators.

     Millions of the cable television subscribers who receive the QVC Service have been sent membership cards and promotional materials. Each person placing an order with the Company is also given a membership number as is each person requesting such a number. Membership numbers are used to speed order-taking and credit authorization.

     The Company has experienced greater sales growth in the fashion segment than in most other product categories. Accordingly, in October 1991, the Company introduced The Fashion Channel program on its secondary channel (the 'Secondary Channel'). The Fashion Channel features fashion apparel, jewelry, cosmetics and accessories, and, as of January 31, 1994, is transmitted on a full-time basis to approximately 6.1 million cable television homes and on a part-time basis to an additional 3.7 million cable television homes, nearly all of whom also receive the Primary Channel.

     The Company plans to launch a shopping channel, 'Q2,' in late spring, 1994. Q2 will initially begin service on the weekends, targeting busy, active people who want information and products to make the most of their leisure time. Q2 will be a strong editorial authority, featuring experts in each category, with regularly scheduled programs. Q2 is aimed at active men as well as women. Products will be offered in seven categories: sports, health and beauty, family life, the home, entertainment, style, and travel. Over 32 million homes will be able to receive Q2 under the terms of pre-existing carriages commitments, current carriage and new contracts with cable television system operators. Approximately half of these homes are expected to get Q2 by the end of 1994 and a large majority will receive the service by the end of 1996.

     The Company also plans to launch 'On Q.' Initially running during weekdays, On Q will focus on current trends. In addition to adult and children's clothing, On Q will also offer accessories, jewelry and cosmetics. On Q will feature current designers, affordable and disposable clothes, and cutting edge products.

     Q2 and On Q will replace The Fashion Channel on the Secondary Channel.

     During the fiscal year ended January 31, 1994, approximately 3.7 million viewers made purchases from QVC, of which approximately 2.1 million made multiple purchases.

     During the fiscal year ended January 31, 1994, the Company launched two international shopping channels, 'QVC--The Shopping Channel' in the United

Kingdom and 'CVC Telemercado Alameda' in Mexico. See 'Recent Developments'.

MARKETING

     The QVC Service employs a variety of interrelated techniques for marketing the products sold on the air, including, among others, segmentation, special programming, 'on the air' conversations and games, introductory pricing for new products and different credit plans.

     Program Segments. The core of the Primary Channel programming consists of hourly program segments during which merchandise fitting within the theme of the program segment is displayed, described and demonstrated by a program host. Among the more than 100 program segments that regularly appear on the Primary Channel are program segments based on themes such as 'Look your Best,' 'Collector's Corner,' 'Fun and Leisure,' 'Now You're Cooking,' 'Around the House,' 'The QVC Fashion Fair' and 'Make Life Easier.' QVC program segments are generally life-style oriented. QVC informs its viewers of the schedule for particular program segments by publishing a weekly schedule, as well as with cable guide listings and on-air announcements. By providing viewers with a weekly schedule, QVC allows viewers to tune in during program segments of particular interest to them. The weekly schedule also allows viewers the option of videotaping QVC program segments for viewing and shopping at a more convenient time, during which customers may order any item still in stock.

     Special Program Segments. The Primary Channel also broadcasts special program segments from time to time as part of its programming schedule. These program segments may be devoted to celebrity marketing, such as 'Baseball Collectibles with Hank Aaron,' 'Joan Rivers Classics Collection' or 'Marie Osmond's Collector Dolls,' or concentrate on a specialized theme, such as 'Back to School Special,' 'The Gold Rush' and 'Gifts for Mother's Day.'

     Games and Promotion. During regular and special program segments, in addition to displaying and describing products, program hosts engage in 'on the air' telephone conversations with viewers. For example, from time to time, callers are selected to play a word game in order to win merchandise credits and viewers are encouraged to send in postcards to enter a weekly sweepstakes. The Company believes that 'on the air' conversations and games increase viewer interest in the QVC Service in a cost efficient manner.

     Introductory Pricing. Another element of QVC's marketing approach is introductory pricing for new products. Approximately 200 new products are introduced each week on the Primary Channel, many of which are offered to customers at an initial discount to their regular prices to encourage customers to place orders during the introductory period.

     Credit Programs. The Company believes that the QVC Easy-Pay Plan and the Company's revolving credit card program, both introduced in 1990, have contributed to the Company's increased sales. The Company offers customers the Easy-Pay Plan option only on selected items. The Easy-Pay Plan permits customers to pay for such selected items in several monthly installments. When the Easy-Pay Plan is selected by the customer, the item purchased is shipped after the first payment is billed to the customer's credit card. The customer's credit card is subsequently billed up to four additional monthly installments until the total purchase price of the product has been received by the Company.

QVC's revolving credit card program permits customers to charge purchases to the Company's own credit card. The accounts receivable from the revolving credit card program are purchased (with recourse) and serviced by an unrelated third party.

PRODUCTS

     The Company sells a variety of consumer products and accessories including jewelry, apparel and accessories, housewares, collectibles, electronics, toys and cosmetics. The Company obtains products from domestic and foreign manufacturers and wholesalers and is often able to make purchases on favorable terms based on the volume of the transactions. One of the Company's strategies is to have products produced to its specifications or designed exclusively for sale by the Company. In addition, the Company intends to continue introducing new products and product lines. The Company is not dependent upon any one particular supplier for any significant portion of its inventory. For the fiscal year ended January 31, 1994, jewelry, apparel and accessories, housewares, electronics, collectibles and other products accounted for approximately 42%, 18%, 12%, 9%, 8% and 11%, respectively, of the Company's sales.

DIAMONIQUE

     The Company manufactures a proprietary line of simulated gemstone jewelry sold under the trademark 'Diamonique.' For the fiscal year ended January 31, 1994, sales of Diamonique products manufactured by the Company were approximately $59.8 million, or 4.9% of net revenue for such period. Because the Company manufactures Diamonique products, profit margins on that product line are substantially higher than the margins resulting from the sale of the Company's products as a whole.

AGREEMENT WITH JCPENNEY TELEVISION SHOPPING CHANNEL, INC.

     On May 16, 1991, the Company and JCPenney Television Shopping Channel, Inc. ('JCPTV') entered into an agreement (the 'JCPenney Agreement') which granted to QVC a renewable one-year license of JCPTV's right to use the cable channel time provided to JCPTV under JCPTV's affiliation agreements with its Program Carriers and terminated a prior arrangement with JCPTV which authorized JCPTV to distribute its programming to Program Carriers under certain of QVC's Affiliation Agreements. As a result of the JCPenney Agreement, the Company acquired the ability to transmit the Primary Channel to 3.5 million additional cable television homes and to transmit the Secondary Channel to 5.9 million cable television homes. In return for the licenses granted under the JCPenney Agreement, QVC is obligated to pay JCPTV a fee based on net sales to subscribers covered by JCPTV's affiliation agreements. The JCPenney Agreement was the subject of litigation, which was settled by the parties in July, 1993. For a description of this litigation, see 'ITEM 3 -- LEGAL PROCEEDINGS.'

     The JCPenney Agreement may be terminated by JCPTV upon 60 days' notice prior to each anniversary date and in the event JCPTV sells its interests in the affiliation agreements. Under the JCPenney Agreement, QVC has a right of first refusal to acquire JCPTV's interests in such affiliation agreements, subject to any rights that may be accorded to Shop Television Network, Inc. ('STN'), either by judicial action or agreement with JCPTV. See 'ITEM 3 -- LEGAL PROCEEDINGS.'

DISTRIBUTION AND DATA PROCESSING

     QVC ships merchandise to its customers promptly from its distribution centers at West Chester, Pennsylvania, Lancaster, Pennsylvania and Suffolk, Virginia, typically within two to three working days after receipt of an order for which payment is made by credit card and within two to three working days after receipt of a check for orders paid by check. Delivery is usually made by United Parcel Service or, for certain lightweight packages, by the United States Postal Service. The Company currently ships selected products having a purchase price greater than $200 by Federal Express, with the customer paying only the normal shipping and handling charge. For an additional charge, a customer may have most other products shipped by Federal Express or United Parcel Service's air service.

     The Company has several interconnected computer systems. The input from approximately 880 order entry terminals and approximately 360 customer service terminals in the Pennsylvania, Virginia and Texas facilities is processed by a fault-tolerant Stratus computer system. Purchasing, receiving, inventory management, order fulfillment and financial reporting functions are performed by multi-processor IBM and Teradata computer systems.

QVC SERVICE TRANSMISSION

     The QVC Service signal is transmitted via two exclusive, protected, non-preemptible transponders on communications satellites. Each communications satellite has a number of separate transponders. 'Protected' status means that, in the event of transponder failure, QVC's signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same lessor if one is available at the time of the failure. 'Non-preemptible' status means that the transponder cannot be preempted in favor of a user of a 'protected' transponder that has failed. The Company has never had an interruption in programming due to transponder failure and believes that because it has the exclusive use of two protected, non-preemptible transponders, such interruption is unlikely to occur. There can be no assurance, however, that there will not be an interruption or termination of satellite transmission due to transponder failure. Such interruption or termination could have a material adverse effect on QVC.

PROGRAM CARRIERS

     QVC's business is highly dependent on its affiliation with Program Carriers for the transmission of the QVC Service to cable television homes.

     QVC has entered into Affiliation Agreements with Program Carriers to carry the QVC Service on their cable systems generally as part of the basic cable television service. There are no additional charges to the subscribers for distribution of the QVC Service except in an insignificant number of cases. In return for carrying the QVC Service on their cable systems, each Program Carrier receives five percent (5%) of the net sales of merchandise sold to customers located in the Program Carrier's service area. QVC paid commissions to Program Carriers of $9.0 million in the fiscal year ended January 31, 1989, $19.9 million in the fiscal year ended January 31, 1990 (including three months of payments on sales by CVN), $36.0 million in the fiscal year ended January 31, 1991, $46.8 million in the fiscal year ended January 31, 1992, $57.7 million in the fiscal year ended January 31, 1993, and $65.4 million in the fiscal year ended January 31, 1994. If not renewed, Affiliation Agreements (not including JCPTV's affiliation agreements) covering approximately 44% of the homes to which the QVC Service is transmitted will expire by the year 1995, approximately 13% will expire between 1996 and 2000, and the balance will expire between 2001 and 2005. The terms of most Affiliation Agreements are automatically renewable for one-year terms unless terminated by either party on at least 90 days' notice prior to the end of the term. Affiliation Agreements covering most of the Company's cable television homes can be terminated in the sixth year of their respective terms by the Program Carrier unless the Program Carrier earns a specified minimum level of sales commissions. The Company's sales are currently at levels that would meet such minimum requirements. The Affiliation Agreements provide for the Program Carrier to broadcast commercials regarding the QVC Service on other channels and to distribute the Company's advertising material to subscribers.

     Renewal of these Affiliation Agreements on favorable terms is dependent upon QVC's ability to negotiate successfully with Program Carriers. The QVC Service competes for cable channels with competitive programming as well as alternative programming supplied by a variety of other well-established sources, including news, public affairs, entertainment and sports programmers. The loss of a significant number of cable television homes because of termination or non-renewal of Affiliation Agreements would have a material adverse effect on the Company. To induce Program Carriers to enter into or extend Affiliation Agreements or to increase the number of cable television homes under existing Affiliation Agreements, the Company has developed other incentive programs, including various forms of marketing, launch and equipment purchase support, and has in the past issued to Program Carriers substantial equity securities at nominal prices. The Company will attempt to continue to recruit additional Program Carriers and seek to enlarge the audience for the QVC Service.

     Program Carriers and their affiliates own in the aggregate almost half of the Company's outstanding Common Stock. Liberty Media Corporation ('Liberty'), Comcast, Time Warner Inc. ('Time Warner'), and their respective affiliates, in addition to being major Program Carriers, are significant shareholders of the Company. In addition, two representatives of Liberty and one representative of Time Warner served on QVC's Board of Directors for part of the fiscal year ended January 31, 1994, and two representatives of Comcast currently serve on QVC's Board of Directors. Moreover, pursuant to a July 16, 1993 Stockholders' Agreement, Liberty and Comcast, together with Mr. Barry Diller, Chairman and Chief Executive Officer of the Company, are part of a group formed to control the future direction of the Company and the scope of its business. Because Program Carriers, in addition to their share ownership, are and will continue to be the suppliers of an essential service to QVC and thus have contractual and business relationships with QVC, their interests may not always coincide with the interests of other shareholders of the Company.

GOVERNMENT REGULATIONS

     The Federal Communications Commission (the 'FCC') does not directly regulate programming services like those offered by the Company, which are provided by means of certain types of satellites such as those used by the Company. The FCC does, however, exercise regulatory authority over the satellites and uplink facilities which transmit programming.

     The FCC grants licenses to construct and operate uplink equipment, which transmits signals to satellites. The FCC has granted permanent licenses subject to periodic reviews to the Company for its uplink facilities (and for backup equipment of certain of these facilities) at sufficient power levels for transmission of the QVC Service.

     The FCC has jurisdiction over satellite service and facility providers. Regarding the satellites from which the Company obtains transponder capacity, the FCC presently exercises licensing authority but does not regulate the rates, terms or conditions of service provided by these facilities. Pursuant to its residual statutory authority, the FCC could, however, alter the regulatory obligations applicable to satellite service providers.

     On October 4, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the 'Cable Act'). Pursuant to the Cable Act, the FCC made a determination that broadcast television stations that are predominantly utilized for the transmission of sales presentations or program length commercials serve the public interest, convenience and necessity and are, therefore, eligible for mandatory carriage ('must carry') by cable systems. A United States District Court has held that the must carry provisions of the Cable Act are constitutional. This decision has been appealed to the United States Supreme Court. The Company has experienced increased competition on those cable systems that have limited channel capacity as a result of the must-carry legislation.

     In accordance with the Cable Act's directive to establish reasonable limits on the number of channels on a cable system that can be occupied by a video programmer in which a cable operator has an attributable interest, the FCC recently adopted vertical ownership restrictions which, effective January 10, 1994, prohibit (subject to certain exemptions) a cable system operator from holding attributable interests in video programmers collectively occupying more than 40% of the channel capacity of its cable system. The restrictions on channel occupancy do not apply to channel capacity in excess of 75 channels. For purposes of calculating the 40% benchmark, the FCC defines 'attributable interest' as it defines the term for purposes of applying its broadcast cross-ownership restrictions.

TRADEMARKS, SERVICE MARKS AND TRADENAMES

     The Company has registered its trademarks and service marks and will continue to do so as they are developed or acquired. The Company vigorously protects such marks and believes that there is substantial goodwill associated with them. Among these marks, the most important are the service mark 'QVC' and the trademark 'Diamonique.' However, the Company believes that the loss of either or both of these marks would not have a material adverse effect on the business of QVC.

COMPETITION

     The Company operates in a highly competitive environment. As a general merchandise retailer, the Company competes for consumer expenditures and interest with the entire retail industry, including department, discount, warehouse and specialty stores, mail order and other direct sellers, shopping center and mall tenants and conventional free-standing stores, many of which are connected in chain or franchise systems. On television, it is also in competition with other satellite-transmitted programs, especially televised-shopping programs, for channel space and viewer loyalty. The Company believes that most Program Carriers will not be willing to devote more than two channels to televised shopping and may allocate only one until digital compression is utilized on a large-scale basis several years in the future. Many systems have limited channel capacity and may be precluded from adding any new programs at the present time. The development and utilization of digital compression is expected to provide Program Carriers with greater channel capacity thereby increasing the opportunity for the QVC Service, in addition to other home shopping programs, to be broadcast on additional channels.

     The Company's principal competition in the televised-shopping field is HSN. The sales of the Company and HSN, when added together, account for substantially all televised-shopping sales. On February 12, 1993, Liberty, which is a significant shareholder of the Company as well as part of a group formed to control the future direction of the Company and the scope of its business, consummated a transaction pursuant to which Liberty acquired a controlling interest in HSN. Immediately following the closing, Liberty delivered a merger proposal to the HSN Board of Directors. Subsequently, Liberty withdrew that proposal. On April 19, 1993, Liberty announced its intention to commence a cash tender offer to purchase up to 15 million shares of HSN common stock at a price of $7.00 per share. See 'ITEM 3 -- LEGAL PROCEEDINGS.'

     During the fiscal year ended January 31, 1994, merger discussions between the Company and HSN were initiated and subsequently terminated. See 'Recent Developments.'

     The Company's principal competitors in the general retailing field are larger or more diversified than the Company. The Company believes that it is able to compete effectively by offering its customers a wide range of quality merchandise at a savings with a high degree of convenience and customer service.

SEASONALITY

     The Company's business is seasonal in nature, with its major selling season during the last quarter of the calendar year. Net revenue for the fourth quarter of the fiscal year ended January 31, 1994 accounted for approximately 30% of the Company's annual net revenue.


EMPLOYEES

     As of January 31, 1994, the Company had approximately 3,700 full-time employees and 800 part-time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

BUSINESS DEVELOPMENT

     The Company is considering further development of activities in which it is now engaged and investment in and development of activities in which it is not currently engaged. These activities may include expansion of the Company's existing lines of business and service, exploring new lines of business outside the scope of the Company's present televised shopping services, participation in emerging new technologies and possible new businesses. See 'Recent Developments' and 'The QVC Service.'

ITEM 2 -- PROPERTIES

     In 1986, the Company purchased a building situated on 21 acres of land in West Chester, Pennsylvania, which now consists of approximately 266,000 square feet. This facility contains the television studios for production and transmission of the QVC Service, telecommunications center, general offices, and the Company's jewelry warehouse and shipping facilities. The Company also leases an approximately 38,000 square foot building in West Chester, Pennsylvania, as additional office space. The lease expires in June 1995 and is subject to one five-year renewal option.

     The Company owns an approximately 200,000 square foot warehouse in Lancaster, Pennsylvania. The Company owns approximately eight acres of unimproved land adjoining the warehouse location. In 1989, QVC leased a 130,000 square foot warehouse in Lancaster, Pennsylvania, for the processing and storage of returned products. The lease expires in August 1995. In 1994, the Company renewed a five-year lease for a 30,000 square foot facility in Horsham, Pennsylvania, for a new jewelry production facility.

     The Company owns a 782,000 square foot distribution facility in Suffolk, Virginia. Such facility is subject to a first mortgage granted to Northwestern National Life Insurance Company.

     The Company also owns a 70,000 square foot telecommunications facility in San Antonio, Texas, and a 50,000 square foot, state-of-the-art telecommunications center in Chesapeake, Virginia, which was officially opened on October 17, 1993.

     The Company leases an approximately 2,600 square foot facility in Englewood, Colorado, for use by its Affiliate Relations Department. The lease expires in June 1995.

     The Company also has an exclusive license to use and occupy, on a full-time basis, a portion of certain television programming facilities (two studios,

control, edit and graphics rooms, and dressing rooms) and certain office space and a nonexclusive license to use all common areas thereof, in Long Island City, New York. The license agreement expires in September 1995, unless extended by the Company.

     The Company operates four retail outlet stores located in shopping centers in Frazer, Drexel Hill and Lancaster, Pennsylvania, and Wilmington, Delaware, for the sale of excess merchandise. The Company leases the store premises under operating lease agreements expiring at various dates through 1998.

     The Company leases certain of its data processing equipment and some of its telecommunications and warehouse equipment. In addition, the Company has service agreements for its satellite transponders.

ITEM 3 -- LEGAL PROCEEDINGS

     On March 28, 1991, STN filed an action against J.C. Penney Company, Inc. ('JCP'), JCPTV and the Company in the Superior Court of the State of California for the County of Los Angeles. The action purportedly arose out of the negotiation and execution of the JCPenney Agreement. See 'Agreement with JCPenney Television Shopping Channel, Inc.' Pursuant to a second amended complaint, STN alleged, among other things, that JCPTV breached a separate agreement between STN and JCPTV by, among other things, licensing JCPTV's affiliation agreements to the Company via the JCPenney Agreement. STN also alleged that the Company, in connection with the alleged breaches by JCPTV, tortuously interfered with contract, engaged in unfair competition and committed violations of California's Cartwright Act. The second amended complaint sought specific performance of contract, declaratory and injunctive relief and damages in excess of $200.0 million, as well as unspecified punitive and exemplary damages, treble damages, interest and attorneys' fees from JCP, JCPTV and the Company. JCP and JCPTV filed a related cross-action against STN and Michael Rosen ('Rosen').

In February 1992, STN filed a Voluntary Petition for Bankruptcy under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California (the 'Bankruptcy Court'). On or about July 9, 1993, STN, JCP, JCPTV, Rosen and the Company executed a Settlement Agreement and Mutual Release, pursuant to which the parties agreed to settle all pending litigation between them. The settlement required dismissal of all pending litigation, payment of approximately $8.8 million to STN, and repurchase by STN of all its shares held by JCP for an agreed price, and was subject to the approval of the Bankruptcy Court. On or about August 3, 1993, the Bankruptcy Court entered an order approving the settlement agreement (the 'Bankruptcy Order'). The Bankruptcy Order also provided that if the STN bankruptcy is dismissed, the Bankruptcy Order would remain in full force and effect as a final order of the Bankruptcy Court. JCPTV and the Company executed an Amendment to the JCPenney Agreement, pursuant to which (1) JCPTV and the Company divided the payment of the approximately $8.8 million to STN between them and (2) certain termination rights of JCPTV were eliminated. This Amendment became effective upon the signing of the Bankruptcy Order. Under the terms of an agreement between the Company and JCPTV, the Company was responsible for the payment of approximately $3.8 million of the settlement payment to STN.


     On or about July 19, 1993, the Company was served with a copy of a Third Consolidated Amended and Supplemental Class Action Complaint ('Third Complaint') in certain litigation pending in the Delaware Chancery Court ('HSN State Action'). That litigation was purportedly instituted in February of 1993 as a class action by certain current and former shareholders of HSN, against HSN, Liberty, Liberty Program Investments, Inc. ('Liberty Program Investments'), Roy Speer ('Speer'), RMS Limited Partnership ('RMS'), John C. Malone ('Malone'), Peter R. Barton ('Barton'), Robert R. Bennett ('Bennett'), John M. Draper, Gerald F. Hogan ('Hogan'), Anthony Forstmann ('Forstmann'), John J. McNamara ('McNamara') and Les R. Wandler ('Wandler'). The litigation challenges Liberty's purchase, in February of 1993, of RMS's 20 million shares of HSN Class B common stock for $58 million in cash and 4 million shares of Liberty Class A common stock (the 'RMS Sale'), and Liberty's April 19, 1993 tender offer for 15 million shares of HSN common stock at a price of $7 per share (the 'Liberty Tender Offer'). Plaintiffs allege, among other things, violations of Delaware corporate law, breaches of fiduciary duties to minority shareholders, inadequate and misleading disclosure of information to HSN's public shareholders, and unfairness of stock sale prices, in connection with the RMS Sale and the Liberty Tender Offer. The Third Complaint joined the Company as an additional defendant, alleging only that the Company had aided and abetted Liberty's breaches of fiduciary duties to HSN's public shareholders in connection with the Company's July 12, 1993 letter proposal to HSN to combine HSN and the Company in a stock-for-stock transaction (the 'Proposed HSN Merger'). The Third Complaint seeks class certification, declaratory and injunctive relief, compensatory damages in an amount to be determined upon proof submitted to the court, an accounting of benefits and profits, costs and disbursements, counsel and expert fees, and interest. Plaintiffs seek to rescind the Liberty Tender Offer, to impose a constructive trust for the benefit of the alleged class on the proceeds from the RMS Sale, and to enjoin consummation of the Proposed HSN Merger. Prior to the filing of the Third Complaint (and before QVC was named as a defendant), plaintiffs had moved for a preliminary injunction against the Liberty Tender Offer, which motion was denied on May 19, 1993. None of the prior claims on which plaintiffs had moved for a preliminary injunction (which raised questions of tender offer disclosure and compliance with the Delaware state anti-takeover statute) involved QVC. After the Third Complaint was filed, plaintiffs issued document requests to the defendants, including QVC. The Company responded by producing a limited number of publicly available documents and objecting to further document production as premature. The Company's time to respond to the Third Complaint has been extended indefinitely.

     On or about July 21, 1993, the Company was served with a copy of a Summons and Complaint that was filed by Gerda Bartnik, Gerda Bartnik as attorney-in-fact for Christa Weckermann, Gerda Bartnik as custodian for minor Richard Bartnik, Michael Feder, David Arazie and Jonathan Greenwald, against HSN, Liberty, the Company, Speer, Wandler, Malone, Barton, Bennett, Hogan, Forstmann and McNamara, in the United States District Court for the District of Delaware (the 'Delaware Federal Court'). On or about July 26, 1993, and in mid-August, 1993, the Company was served with Complaints that were separately filed by Meny Beriro and Lawrence G. Metzger, respectively, against

HSN, Liberty, the Company, Speer, Wandler, Malone, Barton, Bennett, Hogan,

Forstmann and McNamara, in the Delaware Federal Court. In these three shareholder actions in Delaware Federal Court (collectively, the 'HSN Federal Action'), the plaintiffs claim to be former HSN shareholders who sold their HSN stock in the Liberty Tender Offer. The lawsuits challenge the RMS Sale and the Liberty Tender Offer, and allege violations of Section 10(b) and Rule 10b-5, as well as Sections 20, 20A and 14(e), of the Securities Exchange Act, and negligent misrepresentation. The Company was named as a defendant in all three actions only for allegedly aiding and abetting Liberty's violations of Section 10(b) and Rule 10b-5. Plaintiffs in the HSN Federal Action seek class certification, declaratory relief, compensatory damages, counsel fees, interests and costs. The parties jointly filed a motion to consolidate the HSN Federal Action, along with a scheduling order similar to the one filed in the HSN State Action. The Delaware Federal Court signed both orders on or about September 3, 1993, and the HSN Federal Action became a consolidated action captioned under the Bartnik complaint. A scheduling conference was held on December 16, 1993, and the court subsequently entered a scheduling order on December 29, 1993 (the 'Scheduling Order'). Pursuant to the Scheduling Order, the plaintiffs filed a consolidated amended complaint on February 15, 1994. On March 15, 1994, the Company filed a motion to dismiss the complaint as to QVC for failure to state a claim on which relief may be granted. In light of settlement-related negotiations (discussed below), the Company and the named plaintiffs in the HSN Federal Action entered into a stipulation, which was entered as an order of the court on or about April 15, 1994, extending plaintiffs' time to respond to QVC's motion to dismiss.

     Management believes that the allegations against the Company in the HSN State Action and the HSN Federal Action (collectively, the 'HSN Shareholder Actions') are unfounded and intends to defend against the HSN Shareholder Actions vigorously.

     On November 5, 1993, the Company announced that HSN and the Company agreed to terminate negotiations on the Proposed HSN Merger.

     Plaintiffs in the HSN Shareholder Actions and the Liberty defendants (Liberty, Liberty Program Investments, Malone, Barton, Bennett and Draper) executed a Memorandum of Understanding dated as of December 31, 1993, and amended February 7, 1994 (the 'MOU'), setting forth an agreement in principle regarding a global settlement of the HSN Shareholder Actions for a total consideration of $13,000,000 (plus $200,000 to cover the expenses of administering the settlement). Pursuant to the MOU, the settlement would be funded by Liberty, who would still have the right to seek contribution from any of the defendants in the HSN Shareholder Actions. The Company did not have an opportunity by December 31, 1993, to consider whether to join the settlement. The parties to the MOU and QVC are currently negotiating with respect to a revised MOU pursuant to which, among other things, QVC would join in the proposed settlement of the HSN Shareholder Actions.

     On or about September 8, 1993, the Federal Trade Commission ('FTC') requested additional information on the Proposed HSN Merger. Such request extended the waiting period under the Hart-Scott-Rodino antitrust law until 20 days after the requested information was provided. On November 5, 1993 (after the Company and HSN ended their merger discussions), the Company withdrew the Premerger Notification and Report Form it had previously filed with the Antitrust Division of the Department of Justice and the FTC pursuant to the

Hart-Scott-Rodino antitrust law with respect to the Proposed HSN Merger.

     In September, 1993, the Company was named a defendant in an action commenced by Viacom International Inc. ('Viacom International'), a subsidiary of Viacom, in the United States District Court for the Southern District of New York (the 'Viacom Action'). Viacom International also named Tele-Communications, Inc. ('TCI'), Liberty, Satellite Services, Inc., Encore Media Corp., and Netlink USA as defendants. An amended complaint was filed on November 9, 1993, which added Comcast as a defendant. Comcast was subsequently dismissed as a defendant. As it relates to QVC, the Viacom Action challenges the Company's bid to acquire Paramount, alleging that a QVC acquisition of Paramount would substantially lessen competition in violation of the Clayton Act and would constitute tortious interference with agreements between Paramount and Viacom. (As previously set forth, Viacom acquired Paramount in a cash and stock-for-stock exchange.) The Company filed an answer to the amended complaint denying the complaint's material allegations and asserting various affirmative defenses. Management believes that these claims are without merit and intends to defend against such action vigorously.

     On October 21, 1993, the Company commenced legal action in the Delaware Chancery Court against Viacom, Paramount and certain Paramount directors for breach of fiduciary duty in failing to give fair treatment to QVC's proposed merger with Paramount, while granting undue advantages to Viacom and Viacom's proposed merger with Paramount (the 'QVC Action'). The Company sought to compel Paramount's Board of Directors to give QVC's proposal equal consideration with Viacom's proposal. The Company also sought to invalidate certain 'lockup' agreements and share purchase options given by Paramount to Viacom, which would make a merger with anyone other than Viacom more costly and difficult. On November 16, 1993, the Delaware Chancery Court held a hearing on the QVC Action. On November 24, 1993, the court issued a Memorandum Opinion granting the Company's motion for a preliminary injunction against Paramount's poison pill rights plan and other anti-takeover mechanisms being used to preclude the Paramount shareholders from accepting the Company's then $90 cash tender offer for approximately 51% of Paramount's shares. See 'Recent Developments.' The court also struck down the stock option lock-up (currently worth approximately $500 million) granted by the Paramount Board of Directors to Viacom on September 12, 1993. The court found that the Paramount directors had failed to discharge their fiduciary duties (a) to seek the best available transaction under applicable case law and (b) to adequately inform themselves as to the QVC offer. The court did not enjoin the $100 million termination fee; however, the Company waived the condition to its offer requiring that such fee be enjoined. The Delaware Chancery Court's decision was appealed by Paramount and Viacom to the Delaware Supreme Court. The Delaware Supreme Court held a hearing on December 9, 1993, and, on the same day, affirmed the injunction granted by the Delaware Chancery Court against the Paramount Board of Directors prohibiting the directors from favoring the management-sponsored Viacom bid for Paramount. The injunction affirmed by the appellate court prohibited the Paramount directors from using the anti-takeover poison pill rights plan in favor of Viacom and enjoined the lock-up stock option that the Paramount directors gave to Viacom. On February 4, 1994, the Delaware Supreme Court issued a formal opinion in support of its December 9, 1993 order. On December 21, 1993, Viacom filed a motion to dismiss the Company's complaint against it.

     On November 5, 1993, the FTC requested additional information on the Company's proposed business combination with Paramount. Such request extended the waiting period under the Hart-Scott-Rodino antitrust law until 10 days after the requested information was provided. On November 15, 1993, the FTC accepted for public comment a proposed consent order with TCI and Liberty and granted termination of the Hart-Scott-Rodino waiting period applicable to the Company's proposed acquisition of Paramount.

     On February 15, 1994, the Company terminated its tender offer for 50.1% of the outstanding common stock of Paramount because it did not receive the minimum condition in such tender offer by the February 14, 1994 deadline and because Viacom had received the minimum condition in its tender offer by that deadline, had taken the action required by its merger agreement with Paramount and had delivered to Paramount a completion certificate pursuant to its bidding procedures. See 'Recent Developments.'

     The Company has also been named as a defendant in various legal proceedings arising in the ordinary course of business. Although the outcome of these matters cannot be determined, in the opinion of management, disposition of these proceedings will not have a material effect on the Company's financial position.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year ended January 31, 1994, to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company is traded on the National Association of Securities Dealers, Inc. ('NASD') Automated Quotation National Market System under the symbol 'QVCN.' The following table sets forth the high and low bid information of the Company's Common Stock as reported by the NASD for each quarter of the past two fiscal years.

FOR THE YEAR ENDED
JANUARY 31, 1993
- ----------------------------------------------------------------------
February 1, 1992 -- April 30, 1992....................................  $  20 1/2  $  16 1/2
May 1, 1992 -- July 31, 1992..........................................     24 1/4     16 1/4
August 1, 1992 -- October 31, 1992....................................     24 1/4     16 1/4
November 1, 1992 -- January 31, 1993..................................     42 1/4     20 1/8


FOR THE YEAR ENDED
JANUARY 31, 1994
- ----------------------------------------------------------------------
February 1, 1993 -- April 30, 1993....................................  $  60 1/2  $  38 1/4
May 1, 1993 -- July 31, 1993..........................................     73         51 3/4
August 1, 1993 -- October 31, 1993....................................     70 1/4     52 3/4
November 1, 1993 -- January 31, 1994..................................     58 3/4     37

     On March 31, 1994, the closing sales price of the Company's Common Stock was $36 3/8. There is no established market for the Series B Preferred Stock, the Series C Preferred Stock or the Series D Preferred Stock of the Company. For the purposes of determining the market value of voting securities held by non-affiliates as of the close of business on March 31, 1994, it has been assumed that the market value of shares of Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock is the market price of the number of shares into which such Preferred Stock will be convertible.

     As of March 31, 1994, there were approximately 4,600 holders of record of the Company's Common Stock, 4 holders of the Company's Series B Preferred Stock, 10 holders of the Company's Series C Preferred Stock and 2 holders of Series D Preferred Stock. There are also 10,000 shares of Series A Preferred Stock designated but, as of March 31, 1994, none were outstanding. All shares of the Class B Common Stock of the Company previously outstanding have been redeemed or converted into shares of Common Stock.

     On April 18, 1989, the Board of Directors of the Company established a quarterly cash dividend policy for shares of QVC Common Stock. At that time, the Board declared an initial dividend of $.10 per share of Common Stock to stockholders of record as of May 26, 1989. On June 23, 1989, September 26, 1989 and January 22, 1990 dividends of $.10 per share of Common Stock were paid to holders of record on May 26, 1989, September 12, 1989, and January 2, 1990, respectively. On March 13, 1990, the Board of Directors of the Company suspended the quarterly cash dividend policy.

ITEM 6 -- SELECTED FINANCIAL DATA

                                                                FOR THE YEAR ENDED JANUARY 31,
                                              -------------------------------------------------------------------
                                                  1994           1993          1992         1991         1990
                                              -------------  -------------  -----------  -----------  -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Summary Statements of Operations Data
  Net revenue...............................  $   1,222,104  $   1,070,587  $   921,804  $   776,029  $   453,325
                                              -------------  -------------  -----------  -----------  -----------
  Income (loss) before extraordinary item
     and cumulative effect of a change in

     accounting
     principle..............................  $      55,311  $      56,588  $    21,733  $   (16,985) $     6,347
                                              -------------  -------------  -----------  -----------  -----------
  Net income (loss).........................  $      59,301  $      55,092  $    19,625  $   (16,985) $     6,347
                                              -------------  -------------  -----------  -----------  -----------
  Income (loss) per share:
     Primary:
     Income (loss) before extraordinary item
        and cumulative effect of a change in
        accounting principle................  $        1.10  $        1.32  $       .68  $      (.98) $       .35
                                              -------------  -------------  -----------  -----------  -----------
     Net income (loss)......................  $        1.18  $        1.29  $       .61  $      (.98) $       .35
                                              -------------  -------------  -----------  -----------  -----------
     Fully diluted:
     Income (loss) before extraordinary item
        and cumulative effect of a change in
        accounting principle................  $        1.10  $        1.27  $       .67  $      (.98) $       .35
                                              -------------  -------------  -----------  -----------  -----------
     Net income (loss)......................  $        1.18  $        1.24  $       .61  $      (.98) $       .35
                                              -------------  -------------  -----------  -----------  -----------
  Cash dividends per Common
     share..................................  $          --  $          --  $        --  $        --  $       .30
                                              -------------  -------------  -----------  -----------  -----------

                                                  1994           1993          1992         1991         1990
                                              -------------  -------------  -----------  -----------  -----------
Summary Balance Sheet Data at January 31,
  Total assets..............................  $     878,160  $     699,695  $   714,539  $   740,183  $   768,221
                                              -------------  -------------  -----------  -----------  -----------
  Long-term debt............................  $       7,044  $       7,586  $   152,461  $   366,688  $   396,233
                                              -------------  -------------  -----------  -----------  -----------

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a retailer of a wide range of consumer products which are marketed and sold primarily by merchandise-focused televised-shopping programs. The average number of homes receiving the QVC Service was:

                                                                                 FISCAL YEAR
                                                                       -------------------------------
                                                                         1993       1992       1991
                                                                       ---------  ---------  ---------
                                                                  (IN MILLIONS, EXCEPT DOLLAR  AMOUNTS)

Cable homes -- 24 hours per day......................................       43.3       40.4       36.4
Cable homes -- part-time.............................................        3.0        2.9        3.8
Satellite dish homes (estimated).....................................        3.0        3.0        3.0
                                                                       ---------  ---------  ---------
     Total...........................................................       49.3       46.3       43.2
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------
Full-time equivalent homes ('FTE')...................................       45.8       42.9       39.2
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------
QVC net sales per FTE home...........................................  $   26.56  $   24.85  $   23.37
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

     FTE homes equal the total number of cable homes receiving the QVC Service 24 hours per day plus one-third of the part-time cable homes plus one-half of the satellite dish homes. This calculation reflects the Company's estimate of the relative value to the Company of part-time homes and satellite dish homes compared to full-time homes. QVC net sales excludes non-merchandise revenue.

     The increase in the number of homes receiving the QVC Service in fiscal 1993 is due to growth in the number of homes in existing cable systems. In fiscal 1992, the growth in the number of homes reflects the full year's effect of the homes obtained under a license agreement with JCPenney Television Shopping Channel, Inc. ('JCPTV') in 1991 and growth in the number of homes in existing cable systems.

     Net revenue and operating income have increased since 1991 due to the increase in the number of homes receiving the QVC Service and, to a lesser extent, an increase in net sales to existing subscribers. It is unlikely that the number of homes receiving the QVC Service will continue to grow at rates comparable to prior periods, given that the QVC Service is already received by approximately 80% of all of the cable television homes in the United States. As relative growth in the number of homes declines, future growth in sales will depend increasingly on continued additions of new customers from homes already receiving the QVC Service and continued growth in repeat sales to existing customers.

     Operating profit margins have improved since fiscal 1991 largely as a result of variable costs not growing in proportion to increases in revenue, general and administrative costs not increasing as much as the revenue increase and the relatively fixed nature of depreciation and amortization.

RESULTS OF OPERATIONS

     The following table sets forth the Company's statements of operations expressed as a percentage of net revenue:

                                                                                    FISCAL YEAR

                                                                          -------------------------------
                                                                            1993       1992       1991
                                                                          ---------  ---------  ---------
Net revenue.............................................................      100.0%     100.0%     100.0%
Cost of goods sold......................................................       59.2       58.1       58.0
                                                                          ---------  ---------  ---------
Gross profit............................................................       40.8       41.9       42.0
                                                                          ---------  ---------  ---------
Operating expenses:
  Variable costs........................................................       14.0       15.0       15.8
  General and administrative............................................       10.9       11.5       12.0
  Depreciation..........................................................        1.4        1.6        1.8
  Amortization of intangible assets.....................................        2.1        2.8        3.2
                                                                          ---------  ---------  ---------
                                                                               28.4       30.9       32.8
                                                                          ---------  ---------  ---------
Operating income........................................................       12.4       11.0        9.2
                                                                          ---------  ---------  ---------
Other income (expense):
  Costs of Paramount tender offer.......................................       (2.8)        --         --
  Losses from joint ventures............................................       (0.9)        --         --
  Interest expense......................................................       (0.1)      (1.7)      (4.2)
  Interest income.......................................................        0.9        0.8        0.8
                                                                          ---------  ---------  ---------
                                                                               (2.9)      (0.9)      (3.4)
                                                                          ---------  ---------  ---------
Income before income taxes, extraordinary item and cumulative effect of
  a change in accounting principle......................................        9.5       10.1        5.8
Income tax provision....................................................       (4.9)      (4.9)      (3.4)
                                                                          ---------  ---------  ---------
Income before extraordinary item and cumulative effect of a change in
  accounting principle..................................................        4.6        5.2        2.4
Extraordinary item, net of tax benefit..................................         --       (0.1)      (0.3)
Cumulative effect of a change in accounting for income
  taxes.................................................................        0.3         --         --
                                                                          ---------  ---------  ---------
Net income..............................................................        4.9%       5.1%       2.1%
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

NET REVENUE AND GROSS PROFIT

     Net revenue in 1993 was $1.22 billion, an increase of 14.2% over the net revenue in the prior year. Net revenue in 1992 of $1.07 billion was 16.1% over the $921.8 million in net revenue in 1991. In 1993, the sales increase was due to the 6.8% increase in the average number of homes receiving the QVC Service as well as the 6.9% increase in net sales per FTE home. The sales increase in 1992 was due to the 9.4% increase in the average number of homes receiving the QVC Service and the 6.3% increase in net sales per FTE home.


     Net revenue in 1993 included $26.2 million of net sales from The QVC Fashion Channel to 8.1 million FTE homes compared to $29.7 million of net sales to 7.3 million FTE homes in 1992. In 1991, net revenue included $7.9 million of net sales from the secondary channel to 8.1 million FTE homes.

     The Company is starting a new shopping service, consisting of On Q and Q2, which are scheduled to be launched in the spring of 1994 to replace The QVC Fashion Channel. On Q will be QVC's new fashion service for younger adults and will broadcast weekdays. Q2 is being designed for the audience that has not yet purchased from traditional home-shopping formats and will broadcast on weekends.

     The Company has two credit programs, the QVC Easy-Pay Plan and the QVC revolving credit card program. The Company offers customers the Easy-Pay Plan option only on selected items. The Easy-Pay Plan permits customers to pay for such selected items in several monthly installments. When the Easy-Pay Plan is selected by the customer, the item purchased is shipped after the first payment is billed to the customer's credit card. The customer's credit card is subsequently billed up to four additional monthly installments until the total purchase price of the product has been received by the Company. QVC's revolving credit card program permits customers to charge purchases on the Company's own credit card. The accounts receivable from the revolving credit card program are purchased (with recourse) and serviced by an unrelated third party. Sales under these credit programs amounted to 40.8%, 40.3% and 39.7% of net revenue for 1993, 1992 and 1991, respectively. The loss provision for uncollectible accounts under these credit programs amounted to $22.3 million, $25.6 million and $25.2 million in 1993, 1992 and 1991, respectively.

     The sales mix for the past three years by product category as a percentage of net sales has been:

                                                                                   FISCAL YEAR
                                                                         -------------------------------
                                                                           1993       1992       1991
                                                                         ---------  ---------  ---------
Jewelry................................................................       41.9%      43.0%      45.7%
Apparel and accessories................................................       17.8       17.4       14.6
Housewares.............................................................       12.0       12.3       14.2
Electronics............................................................        8.6        8.1        8.4
Collectibles...........................................................        8.4        8.0        8.0
Other..................................................................       11.3       11.2        9.1
                                                                         ---------  ---------  ---------
                                                                             100.0%     100.0%     100.0%
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

     Gross profit for 1993 was $498.9 million, or 40.8% of net revenue, compared to $448.7 million, or 41.9% of net revenue, in 1992 and $387.2 million, or 42.0% of net revenue, in 1991. The principal reason for the increased amounts of gross profit was the increased sales volume. The decrease in the 1993 gross profit percentage was due to increased shipping and handling charges, higher gold prices and a higher return rate on sales.

VARIABLE COSTS

     Variable costs totaled $171.2 million, $160.4 million and $145.3 million for fiscal years 1993, 1992 and 1991, respectively. The major components of this expense classification are detailed below, expressed in amounts and as a percentage of net revenue (dollars in millions):

                                                                                 FISCAL YEAR
                                                       ----------------------------------------------------------------
                                                               1993                  1992                  1991
                                                       --------------------  --------------------  --------------------
                                                           $          %          $          %          $          %
                                                       ---------  ---------  ---------  ---------  ---------  ---------
Order processing and customer service................       63.4        5.2       60.1        5.6       56.4        6.1
Commissions and license fees.........................       65.4        5.4       57.7        5.4       46.8        5.1
Provision for doubtful accounts......................       24.8        2.0       27.7        2.6       28.7        3.1
Credit card processing fees..........................       17.6        1.4       14.9        1.4       13.4        1.5
                                                       ---------  ---------  ---------  ---------  ---------  ---------
                                                           171.2       14.0      160.4       15.0      145.3       15.8
                                                       ---------  ---------  ---------  ---------  ---------  ---------
                                                       ---------  ---------  ---------  ---------  ---------  ---------

     Order processing and customer service expenses decreased as a percentage of net revenue since 1991 due to greater utilization of the Company's automated ordering system which gives customers the option to place orders by using their touchtone telephone instead of speaking to a telemarketing operator. Commissions and license fees increased as a percentage of net sales in 1992 as a result of fees paid for sales to the homes obtained under the license agreement with JCPTV. The provision for doubtful accounts as a percentage of net revenue decreased since 1991 due to continued improvement in the collection experience of QVC's revolving credit card program. Credit card processing fees as a percentage of net revenue have remained relatively stable over the three years.

GENERAL AND ADMINISTRATIVE

     In 1993, general and administrative expenses totaled $132.7 million, or 10.9% of net revenue, compared to $123.6 million, or 11.5% of net revenue, in 1992 and $110.7 million, or 12.0% of net revenue, in 1991. The major components of general and administrative expenses are detailed below, expressed in amounts and as a percentage of net revenue (dollars in millions):

                                                                                 FISCAL YEAR
                                                       ----------------------------------------------------------------
                                                               1993                  1992                  1991

                                                       --------------------  --------------------  --------------------
                                                           $          %          $          %          $          %
                                                       ---------  ---------  ---------  ---------  ---------  ---------
Administration.......................................       50.3        4.1       43.2        4.0       34.0        3.7
Advertising and marketing............................       28.2        2.3       33.4        3.1       35.4        3.8
Data processing......................................       17.4        1.4       18.3        1.7       19.3        2.1
Broadcasting.........................................       20.3        1.7       15.3        1.4       10.8        1.2
Merchandising and programming........................       10.8        0.9        8.0        0.8        5.8        0.6
Occupancy costs......................................        5.7        0.5        5.4        0.5        5.4        0.6
                                                       ---------  ---------  ---------  ---------  ---------  ---------
                                                           132.7       10.9      123.6       11.5      110.7       12.0
                                                       ---------  ---------  ---------  ---------  ---------  ---------
                                                       ---------  ---------  ---------  ---------  ---------  ---------

     The increase in administration expenses in 1993 is due principally to the $3.8 million settlement of the STN litigation. The litigation arose out of the negotiation and execution of an agreement between the Company and JCPTV pursuant to which JCPTV granted the Company a renewable one-year license of JCPTV's right to use the cable channel time provided to JCPTV under affiliation agreements with its program carriers. The remaining increase in administration expenses can largely be attributed to higher personnel costs. In 1992, administration expenses also increased due to higher personnel costs, including $4.9 million related to 160,000 shares of Common Stock granted as an executive stock award to Mr. Barry Diller who became Chairman of the Board and Chief Executive Officer in January 1993. The 1992 personnel costs also include the $2.2 million current value of the ten-year consulting agreement with Mr. Joseph Segel, former Chairman of the Board and Chief Executive Officer.

     Advertising and marketing expenses decreased in 1993 due to a reduction in credits granted to customers and, to a lesser extent, fewer promotional mailings to cable subscribers. In 1992, these expenses decreased due to the discontinuation of the Company's mail order catalog as well as fewer promotional mailings to QVC customers. Data processing costs decreased in 1993 due to a reduction in outside consulting costs. The decrease in these expenses in 1992 was due to the purchase of mainframe computer equipment which was previously leased. Broadcasting costs increased in 1993 due to higher transponder fees to broadcast the QVC Service and The QVC Fashion Channel as well as higher costs to enhance the on-air presentation. In 1992, the increase in these expenses related to broadcasting The QVC Fashion Channel for a full year for sixteen hours a day versus four months for eight hours a day in 1991. Merchandising and programming expenses in 1993 increased due to additional personnel needed to sustain the Company's sales growth. In 1992, the increase was due to the full year broadcasting of The QVC Fashion Channel. Occupancy costs increased slightly in 1993 due to the additional maintenance required on the Company's new telecommunications facilities in Texas and Virginia.

DEPRECIATION AND AMORTIZATION

     Depreciation expense has remained relatively constant since 1991.

Amortization expense decreased in 1993 due to the reduction in amortization of debt placement fees as a result of the repayments of the Senior term loan during fiscal 1992 and the first quarter of fiscal 1993.

OPERATING INCOME

     Operating income was $152.2 million in fiscal 1993, $118.2 million in fiscal 1992, and $84.4 million in fiscal 1991. The increase in operating income is due primarily to the additional gross profit arising from higher revenue and the fixed nature of depreciation and amortization.

COSTS OF PARAMOUNT TENDER OFFER

     On February 15, 1994, the Company terminated its cash tender offer for 50.1 percent of the Common Stock of Paramount Communications Inc. The costs incurred on the tender offer totaled $34.8 million and were expensed in the fourth quarter of 1993. The majority of these expenses were bank fees. The Company had a $3.25 billion loan commitment available from November 19, 1993 to February 15, 1994 to help fund the cash portion of the tender offer.

LOSSES FROM JOINT VENTURES

     During 1993, the Company entered into four joint ventures which resulted in combined losses of $11.4 million. The most significant joint ventures are those formed with BSkyB and Grupo Televisa. BSkyB and the Company formed a joint venture to bring electronic retailing to the United Kingdom. On October 1, 1993, BSkyB and the Company launched 'QVC -- The Shopping Channel.' A majority of consumers subscribing to BSkyB's service are now able to receive the new QVC service -- approximately 1.8 million homes. In addition, approximately .4 million cable homes receive the program. The agreement with BSkyB requires, among other things, that the Company provide all funding to the joint venture until it is profitable. The Company will then recover all prior funding before any profits are shared. During the four months of 1993, QVC -The Shopping Channel operations resulted in a $8.9 million loss, which was recorded by the Company, including $630,000 amortization of capitalized start-up costs.

     On November 15, 1993, the Company and Grupo Televisa began broadcasting 'CVC' in Mexico. CVC is distributed through broadcast television, cable television and satellite dishes to approximately 7.3 million FTE homes. The Company's 50% share of CVC's operations resulted in a $1.8 million loss in 1993, including $266,000 amortization of capitalized start-up costs.

     The Company also entered a joint venture with Tribune Entertainment Company and Regal Communications to produce and distribute 'Can We Shop' with Joan Rivers. 'Can We Shop' first aired on January 17, 1994 and is a one-hour Monday through Friday television show through which merchandise is sold. The Company's share of the operating loss amounted to $386,000 in 1993.

     The Company made a one third investment in Fridays Holdings, L.P. for the purpose of establishing or acquiring businesses in the communications field as well as developing information products. The Company recorded a $300,000 loss in association with this partnership.


INTEREST EXPENSE

     The major factor contributing to the reduced interest expense in 1993 and 1992 was $13.8 million and $13.2 million, respectively, of lower interest expense on the Senior term loan which was retired during the 1993 first quarter. The conversion in October 1992 of a $30.0 million convertible subordinated note into 1.7 million shares of Common Stock also contributed to the lower interest expense.

INTEREST INCOME

     The Company has experienced higher interest income since 1991 on its revolving charge card due to higher average account balances as well as an increase in the number of customer accounts. This increase, however, was offset by lower interest income on temporary cash investments.

INCOME TAX PROVISION

     Effective February 1, 1993, the Company changed its method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes' ('SFAS 109'). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company previously used the asset and liability method of SFAS 96. Under SFAS 96, the consideration of future events in calculating deferred taxes was not permitted. Under SFAS 109, the effect on the deferred tax assets and liabilities because of the change in federal tax rates incorporated in the Revenue Reconciliation Act of 1993 was recognized in the third quarter of fiscal 1993, the period in which the enactment date falls. The cumulative effect of approximately $4.0 million resulting from the change in the method of accounting for income taxes to SFAS 109 was included in the Consolidated Statements of Operations in the first quarter of 1993.

EXTRAORDINARY ITEM

     During fiscal 1992 and 1991, the Company prepaid $86.3 million and $98.1 million, respectively, of its Senior term loan. As a result, amortization of debt placement fees was accelerated and reported as an extraordinary item, net of tax benefit, of $1.5 million in fiscal 1992 and $2.1 million in fiscal 1991.

NET INCOME

     Net income for 1993 was $59.3 million compared to $55.1 million in 1992 and $19.6 million in 1991. The changes in net income resulted from the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of working capital is internally-generated cash flow from operations. In fiscal 1993, net cash provided by operating activities totaled $73.3 million compared to $101.4 million and $137.0 million in fiscal 1992 and 1991, respectively. Net cash provided by operations in 1993 and 1992 was reduced by a net increase in working capital items of $36.2 million and $33.6 million, respectively. The net change in working capital items in both years was due principally to an increase in accounts receivable representing deposits with a third party related to the Company's revolving credit card. In 1991, net cash provided by operations was increased by a net decrease in working capital items of $40.1 million. The net decrease in working capital items was due principally to an increase in accrued liabilities of $48.0 million principally from increases in accrued income taxes of $13.0 million and in reserve for repurchase of uncollectible accounts under the Company's credit card program of $8.2 million.

     The Company's capital expenditures totaled $24.6 million in 1993 compared to $21.1 million in 1992 and $11.9 million in 1991. In 1993, capital expenditures were principally for the construction of a new telecommunications facility in Chesapeake, Virginia, which replaced a leased facility, additions for computer equipment and software, and other equipment. Capital expenditures in 1992 were principally for computer equipment and software, and the construction and equipping of a telecommunications facility in San Antonio, Texas. In fiscal 1991, capital expenditures were principally for studio, computer and other equipment. The Company expects that annual capital expenditures for current operations will approximate the 1993 level for the next year.

     The Company has an agreement with an unrelated third party which provides for the sale and servicing of accounts receivable originating from the Company's revolving credit card. The Company remains obligated to repurchase uncollectible accounts pursuant to the recourse provisions of the agreement and is required to maintain a specified percentage of all outstanding receivables transferred under the program as a deposit with the third party to secure its obligations under the agreement.

     The Company has a $60.0 million bank revolving credit facility to finance operations as well as to fund letters of credit for merchandise purchases. Interest on outstanding amounts under this agreement is payable at the bank's prime rate or other interest rate options. A commitment fee of .25% is payable on the unused portion of the revolving credit facility. The credit agreement requires the Company to maintain certain ratios for total liabilities to shareholders' equity and for coverage of fixed charges. The Company borrowed $20.0 million under the facility in March 1993 and retired the remaining balance on its Senior term loan. All amounts borrowed under the facility were repaid from net cash provided by operating activities during the 1993 first quarter. Outstanding letters of credit totaled approximately $7.8 million at January 31, 1994.

     The Company had working capital at January 31, 1994 of $101.8 million compared to $7.3 million at January 31, 1993. The principal reason for the increase in working capital during 1993 was cash flows from operating activities as well as the increase in the current deferred tax asset of $24.7 million arising from the adoption of SFAS 109. The current ratio was 1.3 at January 31, 1994 compared to 1.0 at January 31, 1993. Long-term debt to total capitalization was 1.2% at January 31, 1994, compared to 1.6% at the prior year end due to the increase in retained earnings from the current year's operating results.

     During the first quarter of 1993, the Company filed a registration statement on Form S-3 for up to $400.0 million of debt securities and up to 5.0 million shares of Common Stock. Substantially all of the net proceeds of any offering would be used for general corporate purposes, including investment in or development of activities in which the Company is not currently engaged. However, this registration statement was never declared effective by the Securities and Exchange Commission.

     The Company believes that its present capital resources and future operations will result in adequate financial resources to fund all capital expenditures.

EFFECTS OF INFLATION

     Inflation has not had a significant impact on the results of the Company's operations.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Independent Auditors' Report...............................................................................          26
Consolidated Balance Sheets at January 31, 1994 and 1993...................................................          27
Consolidated Statements of Operations for the years ended January 31, 1994, January 31, 1993 and January
  31, 1992.................................................................................................          28
Consolidated Statements of Cash Flows for the years ended January 31, 1994, January 31, 1993 and January
  31, 1992.................................................................................................          29
Consolidated Statement of Shareholders' Equity for the years ended January 31, 1994, January 31, 1993 and
  January 31, 1992.........................................................................................          30
Notes to Consolidated Financial Statements.................................................................          31
Schedules II, VIII and X to the Consolidated Financial Statements..........................................          59

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
QVC, Inc.:

     We have audited the consolidated financial statements of QVC, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QVC, Inc. and subsidiaries as of January 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in notes 1 and 13 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

                                          KPMG PEAT MARWICK

Philadelphia, Pennsylvania
March 4, 1994

                           QVC, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                JANUARY 31,
                                                                                          ------------------------
                                                                                             1994         1993
                                                                                          -----------  -----------
                                         ASSETS
Current assets:
  Cash and cash equivalents.............................................................  $    15,873  $     4,279

  Accounts receivable, less allowance for doubtful accounts of $52,759 in 1994 and
     $21,316 in 1993 (Note 2)...........................................................      183,162       97,008
  Inventories...........................................................................      148,208      118,712
  Deferred taxes (Note 13)..............................................................       59,749       10,680
  Prepaid expenses......................................................................        5,536        3,716
                                                                                          -----------  -----------
     Total current assets...............................................................      412,528      234,395
Property, plant and equipment (Note 3)..................................................       80,579       72,863
Cable television distribution rights (Note 4)...........................................       99,579      115,248
Other assets (Note 5)...................................................................       33,664        9,028
Excess of cost over acquired net assets, less accumulated amortization of $43,551 in
  1994 and $33,710 in 1993..............................................................      251,810      268,161
                                                                                          -----------  -----------
     Total assets.......................................................................  $   878,160  $   699,695
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt (Note 7).........................................  $     3,114  $    24,073
  Accounts payable-trade................................................................       81,594       51,622
  Accrued liabilities (Note 6)..........................................................      225,989      151,358
                                                                                          -----------  -----------
     Total current liabilities..........................................................      310,697      227,053
Long-term debt, less current maturities (Note 7)........................................        7,044        7,586
                                                                                          -----------  -----------
     Total liabilities..................................................................      317,741      234,639
                                                                                          -----------  -----------
Commitments and contingencies (Notes 8 and 14)
Shareholders' equity (Notes 9 and 10):
  Convertible Preferred Stock, par value $.10...........................................           56           93
  Common Stock, par value $.01..........................................................          399          357
  Additional paid-in capital............................................................      446,027      409,970
  Retained earnings.....................................................................      113,937       54,636
                                                                                          -----------  -----------
     Total shareholders' equity.........................................................      560,419      465,056
                                                                                          -----------  -----------
     Total liabilities and shareholders' equity.........................................  $   878,160  $   699,695
                                                                                          -----------  -----------
                                                                                          -----------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                           QVC, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                          FISCAL YEAR
                                                                              -----------------------------------
                                                                                 1993         1992        1991
                                                                              -----------  -----------  ---------
Net revenue.................................................................  $ 1,222,104  $ 1,070,587  $ 921,804
Cost of goods sold..........................................................      723,175      621,840    534,650
                                                                              -----------  -----------  ---------
Gross profit................................................................      498,929      448,747    387,154
                                                                              -----------  -----------  ---------
Operating expenses:
  Variable costs............................................................      171,242      160,420    145,348
  General and administrative................................................      132,743      123,604    110,747
  Depreciation..............................................................       16,682       17,105     16,679
  Amortization of intangible assets.........................................       26,019       29,420     29,983
                                                                              -----------  -----------  ---------
                                                                                  346,686      330,549    302,757
                                                                              -----------  -----------  ---------
Operating income............................................................      152,243      118,198     84,397
                                                                              -----------  -----------  ---------
Other income (expense):
  Costs of Paramount tender offer (Note 16).................................      (34,800)          --         --
  Losses from joint ventures (Note 5).......................................      (11,432)          --         --
  Interest expense..........................................................       (1,590)     (18,364)   (38,979)
  Interest income...........................................................       10,865        8,834      7,480
                                                                              -----------  -----------  ---------
                                                                                  (36,957)      (9,530)   (31,499)
                                                                              -----------  -----------  ---------
Income before income taxes, extraordinary item and cumulative effect of a
  change in accounting principle............................................      115,286      108,668     52,898
Income tax provision (Note 13)..............................................      (59,975)     (52,080)   (31,165)
                                                                              -----------  -----------  ---------
Income before extraordinary item and cumulative effect of a change in
  accounting principle......................................................       55,311       56,588     21,733
Extraordinary item -- loss on extinguishment of debt, net of tax benefit
  (Note 5)..................................................................           --       (1,496)    (2,108)
Cumulative effect of a change in accounting for income taxes (Note 13)......        3,990           --         --
                                                                              -----------  -----------  ---------
Net income..................................................................  $    59,301  $    55,092  $  19,625
                                                                              -----------  -----------  ---------
                                                                              -----------  -----------  ---------
Income per share (Note 11):
  Primary:
    Income before extraordinary item and cumulative effect of a change in
      accounting principle..................................................  $      1.10  $      1.32  $     .68
    Extraordinary item, net of tax benefit..................................           --         (.03)      (.07)
    Cumulative effect of a change in accounting for income taxes............          .08           --         --
                                                                              -----------  -----------  ---------
    Net income..............................................................  $      1.18  $      1.29  $     .61
                                                                              -----------  -----------  ---------
                                                                              -----------  -----------  ---------
  Fully diluted:
    Income before extraordinary item and cumulative effect of a change in
      accounting principle..................................................  $      1.10  $      1.27  $     .67

    Extraordinary item, net of tax benefit..................................           --         (.03)      (.06)
    Cumulative effect of a change in accounting for income taxes............          .08           --         --
                                                                              -----------  -----------  ---------
    Net income..............................................................  $      1.18  $      1.24  $     .61
                                                                              -----------  -----------  ---------
                                                                              -----------  -----------  ---------
Weighted average number of common and common equivalent shares used in computing income per share:
  Primary...................................................................       50,062       43,890     31,959
                                                                              -----------  -----------  ---------
                                                                              -----------  -----------  ---------
  Fully diluted.............................................................       50,205       45,386     38,313
                                                                              -----------  -----------  ---------
                                                                              -----------  -----------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                           QVC, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          FISCAL YEAR
                                                                              -----------------------------------
                                                                                1993        1992         1991
                                                                              ---------  -----------  -----------
Cash flows from operating activities:
  Net income................................................................  $  59,301  $    55,092  $    19,625
  Adjustments for non-cash items included in net income:
     Cumulative effect of a change in accounting for income taxes...........     (3,990)          --           --
     Loss on extinguishment of debt.........................................         --        2,720        3,838
     Losses from joint ventures.............................................     11,432           --           --
     Depreciation...........................................................     16,682       17,105       16,679
     Amortization of intangible assets......................................     26,019       29,420       29,983
     Grant of executive stock award.........................................         --        4,869           --
     Provision for income taxes not requiring a cash outlay.................      3,366       20,275       15,800
     Interest incurred but not paid.........................................         --           96        9,199
     Issuance of Common Stock under Standby Equity
        Agreement...........................................................         --           --          614
     Losses on termination of capitalized lease and sales of fixed assets...        190           90          464
  Changes in other non-current assets.......................................     (3,458)       5,303          642
  Effects of changes in working capital items (Note 15).....................    (36,239)     (33,557)      40,107
                                                                              ---------  -----------  -----------
  Net cash provided by operating activities.................................     73,303      101,413      136,951
                                                                              ---------  -----------  -----------
Cash flows from investing activities:
  Capital expenditures......................................................    (24,588)     (21,137)     (11,870)

  Investments in and advances to joint ventures.............................    (22,626)          --           --
  Proceeds from sales of property, plant and equipment......................         --           28        9,010
  Adjustments to purchase price of CVN Companies, Inc.......................         --            5         (230)
  Changes in other non-current assets.......................................       (347)        (494)         330
                                                                              ---------  -----------  -----------
  Net cash used in investing activities.....................................    (47,561)     (21,598)      (2,760)
                                                                              ---------  -----------  -----------
Cash flows from financing activities:
  Payments under Senior term loan...........................................    (21,000)    (135,297)    (128,101)
  Principal payments under capitalized leases, mortgages and other debt.....       (502)      (5,300)     (12,905)
  Borrowings under revolving credit facilities..............................     20,000           --       40,414
  Payments against revolving credit facilities..............................    (20,000)          --      (40,414)
  Proceeds from exercise of stock options and other.........................      1,169       16,687          891
  Net proceeds from sale of Common Stock....................................         --           --       51,082
  Proceeds from exercise of warrants........................................      6,185       11,570           --
  Payment of unsecured note payable.........................................         --           --      (31,444)
                                                                              ---------  -----------  -----------
  Net cash used in financing activities.....................................    (14,148)    (112,340)    (120,477)
                                                                              ---------  -----------  -----------
Net increase (decrease) in cash and cash equivalents........................     11,594      (32,525)      13,714
Cash and cash equivalents at beginning of year..............................      4,279       36,804       23,090
                                                                              ---------  -----------  -----------
Cash and cash equivalents at end of year....................................  $  15,873  $     4,279  $    36,804
                                                                              ---------  -----------  -----------
                                                                              ---------  -----------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                           QVC, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                  CONVERTIBLE                 ADDITIONAL   RETAINED
                                                   PREFERRED       COMMON       PAID-IN    EARNINGS    TREASURY
                                                     STOCK          STOCK       CAPITAL    (DEFICIT)     STOCK       TOTAL
                                                ---------------  -----------  -----------  ---------  -----------  ---------
Balance January 31, 1991......................     $     125      $     176    $ 228,628   $ (20,081)  $     (68)  $ 208,780
  Net income for year.........................            --             --           --      19,625          --      19,625
  Income tax benefit resulting from certain
    capital stock transactions................            --             --       11,500          --          --      11,500
  Proceeds from the exercise of employee stock
    options...................................            --             --          893          --          --         893
  Issuance of Common Stock under Standby
    Equity Agreement..........................            --              1          613          --          --         614
  Excess of value assigned over amount
    received for Series B Convertible

    Preferred Stock...........................            --             --         (239)         --          --        (239)
  Issuance of shares of Common Stock and
    warrants in lieu of cash interest
    payments..................................            --              2        2,998          --          --       3,000
  Purchases of Treasury Stock.................            --             --           --          --          (2)         (2)
  Net proceeds from public offering of Common
    Stock.....................................            --             37       51,045          --          --      51,082
  Common Stock exchanged to retire unsecured
    note payable..............................            --             23       31,422          --          --      31,445
  Conversion of shares........................           (11)            11           --          --          --          --
  Adjustments to warrants exchanged and Common
    Stock issued in connection with the CVN
    acquisition...............................            --             --         (912)         --          --        (912)
                                                       -----          -----   -----------  ---------  -----------  ---------
Balance January 31, 1992......................           114            250      325,948        (456)        (70)    325,786
                                                       -----          -----   -----------  ---------  -----------  ---------
  Net income for year.........................            --             --           --      55,092          --      55,092
  Income tax benefit resulting from capital
    stock transactions, exercise of stock
    options and net operating loss
    carryforward..............................            --             --       22,312          --          --      22,312
  Proceeds from the exercise of employee stock
    options...................................            --             13       16,708          --         (31)     16,690
  Proceeds from exercise of warrants..........            --             11       11,559          --          --      11,570
  Grant of executive stock award..............            --              2        4,867          --          --       4,869
  Convertible subordinated note exchanged for
    Common Stock, net of unamortized debt
    placement fees of $1,260..................            --             17       28,723          --          --      28,740
  Common Stock issued in warrant exchange
    offer (Note 10)...........................            --             68       91,394          --     (91,462)         --
  Conversion of shares........................           (20)            20           --          --          --          --
  Purchases of Treasury Stock.................            --             --           --          --          (3)         (3)
  Retirement of Treasury Stock................            (1)           (24)     (91,541)         --      91,566          --
                                                       -----          -----   -----------  ---------  -----------  ---------
Balance January 31, 1993......................            93            357      409,970      54,636          --     465,056
                                                       -----          -----   -----------  ---------  -----------  ---------
  Net income for year                                     --             --           --      59,301          --      59,301
  Income tax benefit resulting from cumulative
    effect of a change in accounting for
    income
    taxes.....................................            --             --       27,053          --          --      27,053
  Income tax benefit resulting from exercise
    of stock options..........................            --             --        1,655          --          --       1,655
  Proceeds from exercise of employee stock
    options...................................            --              1        1,168          --          --       1,169
  Proceeds from exercise of warrants..........            --              4        6,181          --          --       6,185
  Conversion of shares........................           (37)            37           --          --          --          --
                                                       -----          -----   -----------  ---------  -----------  ---------
Balance January, 31, 1994.....................     $      56      $     399    $ 446,027   $ 113,937   $      --   $ 560,419
                                                       -----          -----   -----------  ---------  -----------  ---------
                                                       -----          -----   -----------  ---------  -----------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                           QVC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION.

     The consolidated financial statements include the accounts of the Company and all subsidiaries. Investments in the Company's joint ventures (50% or less owned) are accounted for under the equity method. All significant intercompany accounts and transactions are eliminated in consolidation.

FISCAL YEAR.

     The Company's fiscal year ends on January 31. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences.

CASH AND CASH EQUIVALENTS.

     All highly-liquid debt instruments purchased with a maturity of three months or less are classified as cash equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair value.

INVENTORIES.

     Inventories, consisting primarily of products held for sale, are stated at the lower of cost or market. Cost is determined by the average cost method which approximates the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT.

     The costs of property, plant and equipment are capitalized and depreciated over their estimated useful lives using the straight-line method. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. The costs of maintenance and repairs are charged to expense as incurred.

EXCESS OF COST OVER ACQUIRED NET ASSETS.

     The excess of cost over acquired net assets is amortized over thirty years using the straight-line method.

TRANSLATION OF FOREIGN CURRENCIES.

     All balance sheet items for foreign operations are translated at the current exchange rate as of the balance sheet date, and income and expense items are translated at average currency exchange rates for the year. Exchange gains and losses resulting from foreign currency transactions are included in losses from joint ventures.

NET SALES AND RETURNS.

     Revenue is recognized at time of shipment to customers. The Company's policy is to allow customers to return merchandise for full credit up to thirty days after date of shipment. An allowance for returned merchandise is provided as a percentage of sales based on historical experience. The return provision was approximately 21, 19, and 18 percent of sales in fiscal 1993, 1992 and 1991, respectively.

CAPITALIZATION OF START-UP COSTS.

     The Company capitalizes all direct incremental costs incurred prior to operations for new broadcast ventures. These costs are amortized over a period of eighteen months starting at the commencement of broadcast operations.

INCOME TAXES.

     Effective February 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ('SFAS 109'). The cumulative effect of the change in the method of accounting for income taxes was included in the first quarter of 1993 Consolidated Statements of Operations and Shareholders' Equity. Prior years' financial statements were not restated. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

     The Company previously used the asset and liability method under SFAS 96. Under the asset and liability method of SFAS 96, deferred tax assets and liabilities were recognized for all events that had been recognized in the financial statements. Under SFAS 96, the future tax consequences of recovering assets or settling liabilities at their financial statement carrying amounts were considered in calculating deferred taxes. Generally, SFAS 96 prohibited consideration of any other future events in calculating deferred taxes.

NOTE 2 -- ACCOUNTS RECEIVABLE

     The Company has an agreement with an unrelated third party which provides for the sale and servicing of accounts receivable originating from the Company's revolving credit card. The Company sold accounts receivable at face value of $418.2 million, $392.7 million and $290.4 million under this agreement in fiscal 1993, 1992 and 1991, respectively. The Company remains obligated to repurchase uncollectible accounts pursuant to the recourse provisions of the agreement and is required to maintain a specified percentage of all outstanding receivables transferred under the program as a deposit with the third party to secure its obligations under the agreement. The Company is required to pay certain finance and servicing fees which are offset by finance charges on customer account balances. The net amount of this finance charge income is included as interest income and is comprised of the following (in millions):

                                                                                       FISCAL YEAR
                                                                             -------------------------------
                                                                               1993       1992       1991
                                                                             ---------  ---------  ---------
Finance charges on customer account balances...............................  $    26.2  $    23.2  $    20.0
                                                                             ---------  ---------  ---------
Funding fees...............................................................        8.7        8.1        7.7
Service fees...............................................................       10.5        9.5        9.4
                                                                             ---------  ---------  ---------
                                                                                  19.2       17.6       17.1
                                                                             ---------  ---------  ---------
Net finance income.........................................................  $     7.0  $     5.6  $     2.9
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

     The uncollected balances of accounts receivable sold under this program are $201.2 million and $180.3 million at January 31, 1994 and 1993, respectively, of which $170.1 million and $71.5 million represent deposits under the agreement and are included in accounts receivable. The total reserve balances maintained for the repurchase of uncollectible accounts are $55.7 million and $42.6 million at January 31, 1994 and 1993, respectively. Approximately $8.6 million and $25.7 million of the reserve balances are included in accrued liabilities at January 31, 1994 and 1993, respectively; the remaining balances are included with allowance for doubtful accounts.

     Receivables sold under this agreement are considered financial instruments with off-balance sheet risk as defined in Statement of Financial Accounting Standards No. 105.

NOTE 3 -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                                  JANUARY 31,           ESTIMATED
                                                            ------------------------      USEFUL
                                                               1994         1993           LIFE
                                                            -----------  -----------  --------------
                                                                 (IN THOUSANDS)
Land......................................................  $     3,977  $     3,228        --
Buildings and improvements................................       50,627       45,385  20-30 years

Furniture and other equipment.............................       33,866       30,246  3- 8 years
Broadcast equipment.......................................        8,942       12,478  5- 7 years
Computer equipment and software...........................       20,005       18,047  3- 5 years
Construction in progress..................................        1,684          482        --
                                                            -----------  -----------
                                                                119,101      109,866
Less -- accumulated depreciation..........................      (38,522)     (37,003)
                                                            -----------  -----------
Net property, plant and equipment.........................  $    80,579  $    72,863
                                                            -----------  -----------
                                                            -----------  -----------

     In July 1993, the Company completed construction of a 50,000 square foot telecommunications center in Chesapeake, Virginia for a total cost of approximately $6.9 million. This new telecommunications center replaced a facility that was leased.

NOTE 4 -- CABLE TELEVISION DISTRIBUTION RIGHTS

     Cable television distribution rights consist of the following:

                                                                                  JANUARY 31,
                                                                            ------------------------
                                                                               1994         1993
                                                                            -----------  -----------
                                                                                 (IN THOUSANDS)
Cable television distribution rights......................................  $   162,142  $   166,082
Less -- accumulated amortization..........................................      (62,563)     (50,834)
                                                                            -----------  -----------
Net cable television distribution rights..................................  $    99,579  $   115,248
                                                                            -----------  -----------
                                                                            -----------  -----------

     The amounts assigned to cable television distribution rights arose principally from excess fair values assigned, as determined by independent appraisals, to Convertible Preferred Stock issued to cable system operators in exchange for distribution agreements.

     Cable television distribution rights are amortized by the straight-line method over the lives of the individual agreements. The remaining weighted average life for all cable television distribution rights is approximately 10 years at January 31, 1994.

NOTE 5 -- OTHER ASSETS

     Other assets consist of the following:


                                                                                   JANUARY 31,
                                                                               --------------------
                                                                                 1994       1993
                                                                               ---------  ---------
                                                                                  (IN THOUSANDS)
Deferred taxes (Note 13).....................................................  $  17,265  $   7,120
Investments in and advances to joint ventures, net of accumulated losses.....     11,194         --
Start-up costs...............................................................      3,459         --

Satellite transponder rights.................................................      1,000      1,000
Debt placement fees..........................................................        162     15,292
Other........................................................................      1,072      1,475
                                                                               ---------  ---------
                                                                                  34,152     24,887
Less -- accumulated amortization.............................................       (488)   (15,859)
                                                                               ---------  ---------
Net other assets.............................................................  $  33,664  $   9,028
                                                                               ---------  ---------
                                                                               ---------  ---------

     During fiscal 1993, the Company established electronic retailing program service in England ('QVC -- The Shopping Channel') and Mexico ('CVC'), through joint venture agreements with British Sky Broadcasting Limited and Grupo Televisa, S.A. de C.V., respectively. The joint venture in England began broadcasting on October 1, 1993 and the joint venture in Mexico began broadcasting on November 15, 1993. The joint venture agreement in England requires, among other things, that the Company provide all funding to the joint venture until it is profitable. The Company will then recover all prior funding before any profits are shared. Accordingly, for 1993, the Company has included 100% of the loss on operations of this venture in the Consolidated Statements of Operations. The operating results of the joint venture in Mexico are shared equally by the partners.

     Summarized financial information for 'QVC -- The Shopping Channel' and 'CVC' on a 100% basis as of and for the period ended January 31, 1994 follows (unaudited -- in thousands):

                                                                             QVC -- THE
                                                                          SHOPPING CHANNEL      CVC
                                                                          -----------------  ---------
Current assets..........................................................     $     5,608     $   9,687
Property, plant and equipment, net......................................           1,645         1,665
Unamortized start-up costs..............................................           2,205         1,650
Current liabilities.....................................................           4,181         9,507

Net revenue.............................................................           2,994         2,316
Gross profit............................................................             514           248
Loss....................................................................          (8,943)       (3,606)

     In fiscal 1993, the Company also entered a joint venture with Tribune Entertainment Company and Regal Communications to form QRT Enterprises ('QRT'). QRT produces and syndicates 'Can We Shop' with Joan Rivers, which commenced broadcasting January 17, 1994. 'Can We Shop' is a one-hour, Monday through Friday television show through which merchandise is sold. The Company's one-third share of QRT's operating loss amounted to $386,000 in 1993.

     In fiscal 1993, the Company made a $3.8 million investment in Friday Holdings, L.P., a limited partnership. The limited partnership's purpose is to establish or acquire businesses in the communications field and to develop information products. The Company's one-third share of Friday Holdings' operating loss amounted to $300,000 in 1993.

     During the year, the Company also capitalized $3.5 million in costs relating to Q2, a new televised shopping/programming service, scheduled to be launched in the spring of 1994 in the United States. The capitalized start-up costs will be amortized over eighteen months starting at the commencement of broadcast operations.

     Debt placement fees on the Senior term loan arising out of the CVN acquisition have been amortized over the expected life of the debt using the effective interest rate method. On March 5, 1993, the Company retired the Senior term loan. Debt placement fees of $15.1 million associated with the Senior term loan were fully amortized and the cost and accumulated amortization were removed from the accounts. During fiscal 1992, the Company prepaid $86.3 million of the Senior term loan. As a result, the amortization of debt placement fees of $2.7 million was accelerated and reported as an extraordinary loss of $1.5 million, net of $1.2 million income tax benefit. During fiscal 1991, the Company prepaid $98.1 million of the Senior term loan and the amortization of debt placement fees of $3.8 million was accelerated and reported as an extraordinary loss of $2.1 million, net of $1.7 million income tax benefit.

NOTE 6 -- ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                                  JANUARY 31,
                                                                            ------------------------
                                                                               1994         1993
                                                                            -----------  -----------
                                                                                 (IN THOUSANDS)

Income taxes (Note 13)....................................................  $    80,879  $    25,889
Reserve for uncollectible accounts under revolving credit program (Note
  2)......................................................................        8,636       25,699
Non-inventory accounts payable............................................       35,452       26,418
Accrued compensation and benefits.........................................       13,996       13,035
Sales and other taxes.....................................................       11,324       12,079
Allowance for sales returns...............................................       17,787       11,344
Other.....................................................................       57,915       36,894
                                                                            -----------  -----------
                                                                            $   225,989  $   151,358
                                                                            -----------  -----------
                                                                            -----------  -----------

NOTE 7 -- LONG-TERM DEBT

     Aggregate amounts of outstanding long-term debt consist of the following:

                                                                                   JANUARY 31,
                                                                               --------------------
                                                                                 1994       1993
                                                                               ---------  ---------
                                                                                  (IN THOUSANDS)
10.4% Mortgage notes payable in monthly installments
  until 1998.................................................................  $  10,158  $  10,659
Senior term loan.............................................................         --     21,000
                                                                               ---------  ---------
                                                                                  10,158     31,659
Less -- current portion......................................................     (3,114)   (24,073)
                                                                               ---------  ---------
                                                                               $   7,044  $   7,586
                                                                               ---------  ---------
                                                                               ---------  ---------

     The Company has a $60.0 million bank revolving credit facility to finance operations as well as to fund letters of credit for merchandise purchases. Interest on outstanding amounts under this agreement is payable at the bank's prime rate or other interest rate options. A commitment fee of .25% is payable on the unused portion of the revolving credit facility. The credit agreement requires the Company to maintain certain ratios for total liabilities to shareholders' equity and for coverage of fixed charges. The Company borrowed $20.0 million under the facility in March 1993 and retired the remaining balance on the Senior term loan. All amounts borrowed under the facility were repaid from net cash provided by operating activities during the first quarter of 1993. Outstanding letters of credit totaled approximately $7.8 million at January 31, 1994.

     The interest rate on the outstanding balance of the Senior term loan was

4.4% at January 31, 1993.

     Maturities of the 10.4% mortgage notes payable for the five years subsequent to January 31, 1994 are $3,114,000 in 1994; $601,000 in 1995;
$666,000 in 1996; $739,000 in 1997 and $5,038,000 in 1998.

NOTE 8 -- LEASES AND TRANSPONDER SERVICE AGREEMENTS

     Future minimum payments under all non-cancellable operating leases and transponder service agreements with initial terms of one year or more at January 31, 1994 consist of the following (in thousands):

FISCAL YEAR
- -------------------------------------------------------------------------------------
1994.................................................................................     $8,029
1995.................................................................................      6,405
1996.................................................................................      5,450
1997.................................................................................      5,173
1998.................................................................................      5,287
Thereafter...........................................................................     34,001
                                                                                       ---------
  Total                                                                                  $64,345
                                                                                       ---------
                                                                                       ---------

     Expense for operating leases, principally for data processing equipment and facilities, and for transponder service agreements amounted to $11,280,000, $12,895,000 and $13,047,000 in fiscal years 1993, 1992 and 1991, respectively.

     In November 1992, the Company started to transmit the QVC program on a protected, non-preemptible transponder on the C-4 Satellite at a monthly cost that averages $224,000 over the term of the twelve-year agreement.

     In December 1992, the Company started to transmit The QVC Fashion Channel on a protected non-preemptible transponder on the C-3 Satellite at a cost of $205,000 per month over the term of the twelve-year agreement.

NOTE 9 -- CAPITAL STOCK

     The Company has 175,000,000 shares of Common Stock authorized. There were 39,895,447 shares outstanding at January 31, 1994 and 35,734,062 shares outstanding at January 31, 1993. The reasons for the increase in the number of shares of Common Stock outstanding were the conversion of Convertible Preferred Stock (3,659,040), the exercise of warrants (408,908) and the exercise of employee stock options (93,437).

     The following table summarizes the convertible preferred shares at January

31, 1994 and 1993 (in thousands):


                                                       SHARES AUTHORIZED   SHARES OUTSTANDING         PAR VALUE
                                                       -----------------  --------------------  --------------------
                                                         1994 AND 1993      1994       1993       1994       1993
                                                       -----------------  ---------  ---------  ---------  ---------
Series A.............................................             10             --         --  $      --  $      --
Series B.............................................          1,000             28         55          3          6
Series C.............................................          1,000            531        788         53         79
Series D.............................................            300              1         83         --          8
                                                                                                ---------  ---------
                                                                                                $      56  $      93
                                                                                                ---------  ---------
                                                                                                ---------  ---------

     The shares of Convertible Preferred Stock were issued to cable system operators in connection with their signing or extending cable television distribution agreements in prior years.

CONVERTIBILITY.

     Each share of Series B, Series C and Series D Convertible Preferred Stock is convertible into ten shares of Common Stock.

VOTING RIGHTS.

     The holders of the Common Stock are empowered to elect two directors of the Company as a class. The holders of each class of stock are entitled to cast one vote per share for the election of the remaining directors of the Company.

LIQUIDATION.

     Upon the dissolution and liquidation of the Company, the assets remaining after the payment of all debts and liabilities of the Company shall be distributed first to the holders of the Series B Convertible Preferred Stock at $10.00 per share. To the extent available, the holders of Series C Convertible Preferred Stock will then receive $10.00 per share followed by Series D Convertible Preferred Stock holders at $15.00 per share. The balance, if any, will be paid to the holders of the Common Stock share-for-share.

NOTE 10 -- STOCK OPTIONS, WARRANTS AND AWARDS

     The following table summarizes shares of Common Stock reserved for issuance for outstanding stock options and warrants:


                                                                               AVERAGE
                                                                            EXERCISE PRICE
                                                   JANUARY 31,              AT JANUARY 31,
                                           ----------------------------  --------------------
                                               1994           1993         1994       1993       EXPIRATION DATE
                                           -------------  -------------  ---------  ---------  -------------------
Qualified stock options..................      1,751,800      1,717,462  $   30.56  $   28.94    11/1996-01/2004
Non-qualified stock options..............      6,275,500      6,279,600      32.83      32.33    04/2000-07/2003
Warrants issued in connection with 1987
  debt financing.........................        310,000        310,000      10.00      10.00        04/1994
Warrants issued in connection with
  Convertible subordinated debt..........      1,600,000      1,600,000      17.49      17.49        10/1995
Warrants exchanged for CVN Series 2
  Warrants...............................             --        408,908         --      15.13          --
Warrants issued with Common Stock in lieu
  of cash interest expense...............        100,000        100,000      13.35      13.35    04/1996-10/1996
                                           -------------  -------------
     Total reserved shares...............     10,037,300     10,415,970
                                           -------------  -------------
                                           -------------  -------------

     The Company has Incentive Stock Option Plans ('ISO Plans'), under which options may be granted to key managerial employees to purchase up to 10,300,000 shares of Common Stock. The ISO Plans are administered by the Executive Compensation Committee appointed by the Company's Board of Directors. The Committee has the authority to determine optionees, the number of shares to be covered by each option and certain other terms and conditions of the grant. The ISO Plans require that the exercise price of options be equal to or greater than the fair market value of the stock at the time of grant, and the term of any option cannot exceed ten years. Options issued under the 1990 Non-Qualified Stock Option Plan and the 1993 Qualified Stock Option Plan vest ratably over four years, commencing one year from the date of the grant of the option and qualified and non-qualified options under all other ISO Plans, except where noted below, vest ratably over three years, commencing on the date of grant.

     In connection with obtaining a portion of the proposed financing for the cash tender offer for Paramount Communications Inc. (Note 16), the Company granted BellSouth Corporation, Advance Publications, Inc. and Cox Enterprises, Inc. options to purchase an aggregate of 14.3 million shares of Common Stock at $60.00 per share. The options were granted at the termination of the QVC/Paramount tender offer on February 15, 1994 and are exercisable until the later of August 15, 1994 or ten business days after stockholders of the Company vote with respect to such grant of options.

     On December 9, 1992, the Company and two of its principal shareholders (Comcast Corporation and Liberty Media Corporation) announced an agreement pursuant to which Mr. Barry Diller would become Chairman of the Board and Chief Executive Officer. In connection with this agreement, the Company granted Mr. Diller 160,000 shares of Common Stock. The value of the shares on the date of grant ($4.9 million) was charged to general and administrative expense in fiscal 1992. Also in connection with this agreement, the Company granted to Mr. Diller stock options covering 6,000,000 shares of Common Stock. All of the options have a five-year term. One-half of these options ('base options') have an exercise price of $30.43; the other one-half ('scaled options') have an exercise price equal to $30.43 per share increased by 13 percent per annum until December 9, 1994 and thereafter by 15 percent per annum compounded annually. The exercise price on any unexercised scaled options increases annually. One-half of the base options and one-half of the scaled options became exercisable December 9, 1993 and the balance become exercisable December 9, 1994. The exercise date can be accelerated upon certain events.

     In August 1991, the Company granted to Mr. Joseph M. Segel, then Chairman and Chief Executive Officer, non-qualified stock options covering 600,000 shares of Common Stock at an exercise price of $15.90. One-half of these options vested on the first anniversary of the date of grant and the balance was to vest on the second anniversary of the date of grant. On December 9, 1992, the Board of Directors and the Executive Compensation Committee approved the acceleration of the vesting of the second half of these options to December 1992, in order to allow Mr. Segel to realize their value in 1992. The Board and the Executive Compensation Committee also accelerated an additional 50,000 options under ISO Plans for Mr. Segel that were scheduled to vest in 1993 and 1994.

     On December 9, 1992, the Board agreed to enter into a consulting and severance arrangement with Mr. Segel whereby he would serve as a consultant to the Company for a period of ten years after his retirement in January 1993 at an annual salary of $240,000 and, as incentive to Mr. Segel to accept employment as a consultant, granted to Mr. Segel, pursuant to the 1992 Qualified Incentive Stock Option Plan, 100,000 options to purchase shares of Common Stock, exercisable at $30.43 per share. These options vest ratably over a period of five years. The present value of the ten-year consulting and severance arrangement with Mr. Segel of $2.2 million was expensed in fiscal 1992.

     The Board also approved entering into three-year (five-year in the case of Michael C. Boyd, former President of the Company) employment agreements for nine senior Company executives, pursuant to which, among other things, the executives would be entitled to compensation at their current salaries and eligible for bonus and incentive compensation programs as may be maintained from time to time during the term of the agreement. As incentive to enter into the employment agreements, the Board granted to these executives, pursuant to the 1992 Stock Option Plan, an aggregate 1,450,000 options to purchase Common Stock exercisable at $30.43 per share. Options granted under the 1992 Qualified Incentive Stock Option Plan vest ratably over three years (five years in the case of Mr. Boyd). In February 1994, Mr. Boyd retired from the Company and entered into a consulting agreement. Accordingly, the present value of his employment agreement of $1.3 million was expensed in fiscal 1993.

     A summary of changes in outstanding options under the ISO Plans is as follows:


                                                                      NON-QUALIFIED OPTION
                                          QUALIFIED OPTION SHARES            SHARES
                                          ------------------------  ------------------------
                                          OUTSTANDING  EXERCISABLE  OUTSTANDING  EXERCISABLE     PRICE RANGE
                                          -----------  -----------  -----------  -----------  -----------------
Balance at January 31, 1991.............     590,112      504,737      630,000       85,000   $  5.00 -- $17.25
Granted.................................       5,000        1,250      607,500           --     12.13 --  15.90
Cancelled...............................     (26,500)     (19,000)     (11,000)      (1,375)     5.00 --  16.00
Became exercisable......................          --       49,625           --      144,875      5.00 --  16.00
Exercised...............................     (65,825)     (65,825)     (26,000)     (26,000)     5.00 --  13.00
                                          -----------  -----------  -----------  -----------
Balance at January 31, 1992.............     502,787      470,787    1,200,500      202,500      5.00 --  17.25
Granted.................................   1,582,000      351,167    6,010,000           --     19.00 --  38.86
Cancelled...............................      (1,750)      (1,750)     (11,000)      (3,500)     5.00 --  16.00
Became exercisable......................          --       29,500           --      796,375      5.00 --  16.00
Exercised...............................    (365,575)    (365,575)    (919,900)    (919,900)     5.00 --  17.25
                                          -----------  -----------  -----------  -----------
Balance at January 31, 1993.............   1,717,462      484,129    6,279,600       75,475      5.00 --  38.86
Granted.................................     106,000        1,250       50,000           --     39.88 --  70.75
Cancelled...............................      (5,575)      (5,575)     (26,750)      (3,000)     5.00 --  23.25
Became exercisable......................          --      370,416           --    3,095,250      5.00 --  34.39
Exercised...............................     (66,087)     (66,087)     (27,350)     (27,350)     5.00 --  23.25
                                          -----------  -----------  -----------  -----------
Balance at January 31, 1994.............   1,751,800      784,133    6,275,500    3,140,375   $  5.00 -- $70.75
                                          -----------  -----------  -----------  -----------
                                          -----------  -----------  -----------  -----------

     In December, 1992, the Company offered to exchange warrants into shares of Common Stock equivalent in value to the difference between the warrant exercise price and the market price ($37.75) at the time of the offer. Warrants that would have been exercisable for 7,061,005 shares were extinguished in this offer and the Company issued 4,367,690 net shares of Common Stock. The warrant holders were able to effect the exchange several ways. The net effect on the number of shares of Common Stock outstanding after the exchange was the same. A total of 3,893,962 warrants were exercised by delivering to the Company 1,424,404 previously issued shares of Common Stock valued at the market price ($37.75). A total of 2,492,017 warrants were exercised for $37,692,000, the proceeds of which were used to purchase from the warrant holders 998,457 shares of Common Stock at market. A total of 675,026 warrants were exchanged for 404,572 shares of Common Stock with an aggregate value equal to the difference between the market price and the exercise price. Warrant holders of an aggregate 2,418,908 shares declined the offer. Since this warrant exchange was treated as a non-cash financing transaction, it is not reflected on the Consolidated Statements of Cash Flows.

NOTE 11 -- INCOME PER SHARE

     The Company computes income per share using the modified treasury stock method. The following table presents the information needed to compute net income per share for fiscal years 1993, 1992 and 1991 (in thousands, except per share data):

                                                    1993                      1992                      1991
                                          ------------------------  ------------------------  ------------------------
                                           PRIMARY   FULLY DILUTED   PRIMARY   FULLY DILUTED   PRIMARY   FULLY DILUTED
                                          ---------  -------------  ---------  -------------  ---------  -------------
INCOME:
Income before extraordinary item and
  cumulative effect of a change in
  accounting principle..................  $  55,311    $  55,311    $  56,588    $  56,588    $  21,733    $  21,733
Add -- Imputed income from interest
  savings, net of tax, on assumed
  retirement of debt with remaining
  proceeds from assumed exercise of
  warrants and options..................         --           --        1,452        1,239           --        3,896
                                          ---------  -------------  ---------  -------------  ---------  -------------
Adjusted income before extraordinary
  item and cumulative effect of a change
  in accounting principle...............     55,311       55,311       58,040       57,827       21,733       25,629
Extraordinary item -- loss on
  extinguishment of debt, net of tax
  benefit...............................         --           --       (1,496)      (1,496)      (2,108)      (2,108)
Cumulative effect of a change in
  accounting for income taxes...........      3,990        3,990           --           --           --           --
                                          ---------  -------------  ---------  -------------  ---------  -------------
Adjusted net income.....................  $  59,301    $  59,301    $  56,544    $  56,331    $  19,625    $  23,521
                                          ---------  -------------  ---------  -------------  ---------  -------------
                                          ---------  -------------  ---------  -------------  ---------  -------------
SHARES:
Weighted average number of common shares
  outstanding...........................     37,845       37,845       27,885       27,885       19,750       19,750
Add -- Common equivalent shares assuming
  conversion of Series B, C and D
  Convertible Preferred Stock...........      7,387        7,387       10,340       10,340       12,209       12,209
Add -- Common equivalent shares assuming
  conversion of subordinated note at
  beginning of fiscal year..............         --           --           --        1,280           --        1,704
Add -- Common shares assumed to be
  outstanding from exercise of warrants
  and options...........................     10,184       10,180       12,812       10,517           --       11,925
Less -- Assumed purchase of Common Stock
  from proceeds of exercise of warrants
  and options...........................     (5,354)      (5,207)      (7,147)      (4,636)          --       (7,275)
                                          ---------  -------------  ---------  -------------  ---------  -------------
                                             50,062       50,205       43,890       45,386       31,959       38,313
                                          ---------  -------------  ---------  -------------  ---------  -------------
                                          ---------  -------------  ---------  -------------  ---------  -------------
INCOME PER SHARE:
Income before extraordinary item and

  cumulative effect of a change in
  accounting principle..................  $    1.10    $    1.10    $    1.32    $    1.27    $     .68    $     .67
Extraordinary item, net of tax
  benefit...............................         --           --         (.03)        (.03)        (.07)        (.06)
Cumulative effect of a change in
  accounting for income taxes...........        .08          .08           --           --           --           --
                                          ---------  -------------  ---------  -------------  ---------  -------------
Net income..............................  $    1.18    $    1.18    $    1.29    $    1.24    $     .61    $     .61
                                          ---------  -------------  ---------  -------------  ---------  -------------
                                          ---------  -------------  ---------  -------------  ---------  -------------

PRO FORMA NET INCOME PER SHARE

     On a pro forma basis, net income for fiscal 1991 would have been $22.9 million, or $.64 per share, assuming the Company's October 1991 public offering of Common Stock and the related retirement of long-term debt as well as the exchange of Common Stock with Liberty Media Corporation in satisfaction of one-half of the unsecured note payable occurred as of the beginning of the year.

The pro forma computation assumes adjustments have been made to interest expense attributable to the reduction of the long-term debt, net of income tax effect. It also assumes that the shares issued in connection with the public offering and the exchange were outstanding from the beginning of the period.

NOTE 12 -- RETIREMENT AND SAVINGS PLANS

     The Company has a defined contribution Employee Retirement Plan which covers substantially all of the Company's employees after completion of one year of service. The Company's contribution under the Plan is equal to 3.0% of eligible employees' salaries. The costs of this Plan charged to expenses were $2,202,000, $2,177,000, and $1,664,000 in fiscal years 1993, 1992 and 1991, respectively.

     In addition, the Company sponsors a 401(k) Savings Plan which permits employees to make contributions to the Savings Plan on a pre-tax salary reduction basis in accordance with the Internal Revenue Code. Substantially all full-time employees are eligible to participate after completion of one year of service. The Company matches a portion of the voluntary employee contributions. The costs of this Savings Plan charged to expenses were $2,053,000, $1,501,000, and $812,000 in fiscal years 1993, 1992 and 1991, respectively.

NOTE 13 -- INCOME TAXES

     Effective February 1, 1993, the Company changed its method of accounting for income taxes as required by SFAS 109. The cumulative effect of this change in accounting was to increase the net income of the first quarter of fiscal 1993 by approximately $4.0 million, which is reported separately in the Consolidated Statements of Operations. Prior year's financial statements have not been restated to reflect the provisions of SFAS 109.

     The provision for income taxes consists of the following (in thousands):


                                                                               FISCAL YEAR
                                                                     -------------------------------
                                                                       1993       1992       1991
                                                                     ---------  ---------  ---------
Current
  Federal..........................................................  $  66,366  $  49,770  $  19,394
  State............................................................     21,710     19,810     11,771
                                                                     ---------  ---------  ---------
  Total............................................................      8,076     69,580     31,165
                                                                     ---------  ---------  ---------
Deferred
  Federal..........................................................    (23,159)   (17,500)        --
  State............................................................     (4,942)        --         --
                                                                     ---------  ---------  ---------
  Total............................................................    (28,101)   (17,500)        --
                                                                     ---------  ---------  ---------
Total provision....................................................  $  59,975  $  52,080  $  31,165
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

     Total income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35.0% for fiscal 1993 and 34.0% for fiscal 1992 and 1991 to income before income taxes and extraordinary item as follows:

                                                                                           FISCAL YEAR
                                                                                 -------------------------------
                                                                                   1993       1992       1991
                                                                                 ---------  ---------  ---------
Provision at statutory rate....................................................       35.0%      34.0%      34.0%
State income taxes, net of federal tax benefit.................................       14.5       12.0       14.7
Amortization of intangibles not deductible for tax purposes....................        3.0        3.2        6.7
Net operating loss carryforward................................................         --         --      (1.2)
Other..........................................................................       (.5)      (1.3)        4.7
                                                                                 ---------  ---------  ---------
Total income tax expense.......................................................       52.0%      47.9%      58.9%
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

     Deferred income taxes reflect the net effects of temporary differences between the value of assets and liabilities and their tax bases and the benefit of existing net operating loss carryforwards. Significant components of the net deferred tax assets as of January 31, 1994 and 1993 follow (in thousands):

                                                                                                 JANUARY 31,
                                                                                             --------------------
                                                                                               1994       1993
                                                                                             ---------  ---------
Deferred tax assets:
  Accounts receivable, principally due to the allowance for doubtful accounts and related reserves for uncollectible accounts under the Company's revolving credit program......  $  25,715  $  15,985
  Inventories, principally due to obsolescence reserves and additional costs of inventories
     for tax purposes pursuant to the Tax Reform Act of 1986...............................      7,497      6,801
  Allowance for sales returns..............................................................      7,625      3,857
  Executive stock award....................................................................         --      1,655
  Costs associated with the terminated Paramount tender offer..............................     14,964         --
  Costs associated with cable television distribution rights...............................     26,619      2,813
  Other....................................................................................      7,061       (363)
                                                                                             ---------  ---------
  Total gross deferred tax assets..........................................................     89,481     30,748
  Less: Valuation allowance................................................................    (12,467)        --
  Less -- amounts not recognized due to SFAS 96 limitations on carrybacks of future net
     deductible amounts and carryforwards of alternative minimum tax credits...............         --    (12,948)
                                                                                             ---------  ---------
  Net deferred tax assets..................................................................  $  77,014  $  17,800
                                                                                             ---------  ---------
                                                                                             ---------  ---------

     Of the total net additional deferred tax asset recorded at the time of the adoption of SFAS 109, approximately $27.0 million was credited to additional paid-in capital and approximately $6.5 million was credited to the excess of cost over acquired net assets. The net increase in the deferred tax asset during fiscal 1993 differs from the deferred benefit component of the current year's tax provision primarily due to the recognition of a portion of the net operating loss carryforwards.

     Deferred tax assets were not recorded as of January 31, 1993 for state income tax purposes since the Company's income is principally allocable to states that do not permit carrybacks that would give rise to refundable taxes. In addition, no deferred tax assets were recorded for federal or state tax purposes in fiscal 1991 since refundable taxes could not be generated from carrying back future net deductible amounts under the requirements of SFAS 96.

     The increase in the deferred tax asset for fiscal 1992 differs from the deferred benefit component of the current year tax provision because portions of the deferred tax provision recorded were allocated to additional paid-in capital or the excess of cost over acquired net assets.


     The valuation allowance for deferred tax assets as of February 1, 1993 was $12.2 million. The net change in the valuation allowance for fiscal 1993 was an increase of $255,000. Approximately $6.0 million of the valuation allowance will result in a credit to additional paid-in capital when it becomes more likely than not that certain deductions associated with cable television distribution rights will be realizable.

     The following table summarizes the nature of certain tax benefits realized that reduced taxes payable but were not credited to the tax provision (in thousands):

                                                                  ADDITIONAL PAID-IN   EXCESS OF COST OVER
                                                                       CAPITAL         ACQUIRED NET ASSETS
                                                                 --------------------  --------------------
                     SOURCE OF TAX BENEFIT                         1993       1992       1993       1992
- ---------------------------------------------------------------  ---------  ---------  ---------  ---------
Exercise of employee stock options.............................  $   1,655  $  12,366  $      --  $      --
Net operating loss carryforward and other deductions arising
  from equity transactions.....................................         --      6,967         --         --
Realization of tax benefits associated with temporary
  differences in CVN acquisition...............................         --         --      6,510      5,086
Alternative minimum tax credit carryforward generated from
  equity related deductions....................................         --      2,979         --         --
                                                                 ---------  ---------  ---------  ---------
                                                                 $   1,655  $  22,312  $   6,510  $   5,086
                                                                 ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------

In 1993, the tax benefits realized from net operating loss carryforwards of $6.6 million reduced taxes payable and were credited to deferred tax assets.

     As of January 31, 1994, the Company has a net operating loss carryforward of $634,000 available to reduce future federal taxable income. There are no other credits or loss carryforwards available as of the end of fiscal 1993.

NOTE 14 -- LITIGATION

     In July 1993, Shop Television Network, Inc. ('STN'), J.C. Penney Company, Inc. ('JCP'), JCPenney Television Shopping Channel Inc. ('JCPTV'), Michael Rosen and the Company settled the litigation that STN had brought in the Superior Court of the State of California for the County of Los Angeles in 1991, in connection with the negotiation and execution of an agreement dated May 16, 1991, between the Company and JCPTV. The settlement requires dismissal of all pending litigation between the parties, payment of approximately $8.8 million to STN, and repurchase by STN of all its shares held by JCP for an agreed price. JCPTV and the Company agreed to divide the settlement payment to STN between them, with the Company being responsible for the payment of approximately $3.8 million of such settlement payment. This amount was included as a charge in general and administrative expenses in the second quarter of fiscal 1993.

     In July 1993, the Company was joined as a defendant in actions filed in state and federal court in Delaware by certain shareholders of Home Shopping Network, Inc. ('HSN') against HSN, Liberty Media Corporation ('Liberty'), Liberty Program Investments, Inc., RMS Limited Partnership
('RMS'), and certain individual directors and officers of HSN. The actions challenge Liberty's purchase of HSN Class A and Class B common stock from RMS, Liberty's tender offer for 15.0 million shares of HSN Common Stock as well as the Company's July 12, 1993 letter proposal to HSN to combine HSN and the Company in a stock-for-stock transaction (the 'Proposed HSN Merger'). The actions allege that the Company aided and abetted breaches of fiduciary duties in connection with the Proposed HSN Merger, as well as violations of certain regulations of the Securities Exchange Act. Plaintiffs seek class certification, declaratory and injunctive relief, compensatory damages, counsel fees, interest and costs. Management believes that the allegations against the Company in these shareholder lawsuits are unfounded and intends to defend against such actions vigorously. On November 5, 1993, the Company and HSN announced their mutual agreement to terminate negotiations on the Proposed HSN Merger. The Company's time to respond to the complaint in the state action was extended indefinitely. In March, 1994, the Company filed a motion to dismiss the complaint in the federal action. The parties are currently engaged in settlement discussions.

     In September 1993, Viacom International Inc. ('Viacom International'), a subsidiary of Viacom Inc. ('Viacom'), brought an action against the Company, Tele-Communications, Inc., Liberty, Satellite Services, Inc., Encore Media Corp., and Netlink USA, challenging the Company's September 20, 1993 proposal to Paramount Communications Inc. ('Paramount') to combine Paramount and the Company in a cash and stock-for-stock exchange. Viacom International amended its complaint in November, 1993, adding Comcast Corporation ('Comcast') as an additional defendant. The Company filed an answer to the amended complaint on November 19, 1993. Comcast was subsequently dismissed as a defendant. Management believes that the allegations against the Company in Viacom International's action are unfounded and intends to defend against such action vigorously. On February 15, 1994, the Company terminated its tender offer for 50.1% of Paramount Common Stock.

     In October 1993, the Company commenced legal action in the Delaware Chancery Court against Viacom, Paramount and certain Paramount directors for breach of fiduciary duties in failing to give fair treatment to the Company's merger proposal while granting undue advantages to Viacom's merger proposal. The Company sought to compel Paramount's board to give the two merger proposals equal consideration and also sought to invalidate certain 'lockup' agreements and share purchase options given by Paramount to Viacom. Following a hearing, the Court, on November 24, 1993, granted the Company's motion for a preliminary injunction against Paramount's poison pill rights plan and certain other anti-takeover mechanisms being used to preclude the Paramount shareholders from accepting the Company's cash tender offer for approximately 50.1% of Paramount's shares. On appeal by Paramount and Viacom, the Delaware Supreme court affirmed the injunction granted by the Delaware Chancery Court on December 9, 1993, and issued a formal opinion in support of its ruling on February 4, 1994. On December 21, 1993, Viacom filed a motion to dismiss the Company's complaint against it. On February 15, 1994, the Company terminated its tender offer for Paramount's Common Stock.

     The Company has also been named as a defendant in various legal proceedings arising in the ordinary course of business. Although the outcome of these matters cannot be determined, in the opinion of management, disposition of these proceedings will not have a material effect on the Company's financial position.

NOTE 15 -- SUPPLEMENTAL INFORMATION ON CONSOLIDATED STATEMENTS OF CASH FLOWS

     An analysis of changes in working capital items follows (in thousands):

                                                                              FISCAL YEAR
                                                                   ---------------------------------
                                                                      1993        1992       1991
                                                                   ----------  ----------  ---------
Increase in accounts receivable..................................  $  (86,154) $  (29,029) $  (6,006)
Increase in inventories..........................................     (29,496)     (9,784)    (8,428)
Increase in deferred taxes.......................................     (24,389)    (10,680)        --
Increase in prepaid expenses.....................................      (1,820)       (450)      (732)
Increase in accounts payable -- trade............................      29,972      11,312      7,245
Increase in accrued liabilities..................................      75,648       5,074     48,028
                                                                   ----------  ----------  ---------
                                                                   $  (36,239) $  (33,557) $  40,107
                                                                   ----------  ----------  ---------
                                                                   ----------  ----------  ---------
Supplemental cash flow information:
  Interest paid..................................................  $    1,369  $   20,512  $  30,397
  Income taxes paid..............................................      31,841      37,944      1,351

     In fiscal year 1993, the Company did not enter into any non-cash financing transactions. In fiscal years 1992 and 1991, the following non-cash financing transactions were entered into by the Company (dollars in thousands).

1992
Issuance of 1,704,546 shares of Common Stock in prepayment of Convertible subordinated
  note, net of $1,260 debt placement fees..................................................    $28,740
Exercise of 3,893,962 warrants through deliverance of 1,424,404 shares of Common Stock at
  market value.............................................................................     53,771
Exercise of 2,492,017 warrants for $37,692 with simultaneous repurchase of 998,457 shares
  of Common Stock at market value..........................................................     37,692
Issuance of 404,572 shares of Common Stock in exchange for 675,026 warrants, representing
  the aggregate difference between the market price and the exercise price.................     15,273
Exercise of stock options through deliverance of 800 shares of Common Stock at market
  value....................................................................................         31


1991
Issuance of an aggregate of 243,522 shares of Common Stock and 100,000 warrants to Comcast
  Financial Corporation in lieu of cash interest expense...................................      3,000
Issuance of 75,075 shares of Common Stock to the Standby Investors in consideration for
  signing the Standby Equity Agreement.....................................................        614
Issuance of 2,269,552 shares of Common Stock to Liberty Media Corporation in exchange for
  one-half of the outstanding balance of an unsecured note payable.........................     31,445
Adjustment to the number of shares of Common Stock assumed issued to holders of certain CVN
  Series 2 Warrants from 3,377,949 to 3,410,843 (at market value)..........................        526
Adjustment to the number of new QVC Warrants assumed exchanged for certain CVN Series 2
  Warrants from 6,822,767 to 6,469,913 (value based on an independent appraisal)...........    (1,438)

NOTE 16 -- PARAMOUNT TENDER OFFER

     On October 27, 1993, the Company made an $80.00 cash tender offer for 50.1 percent of the outstanding common shares of Paramount. This tender offer was amended several times during the bidding process against Viacom for Paramount. On February 1, 1994, the Company amended its cash tender offer to $104 per share. The Company offered approximately $6.4 billion in cash for 61.7 million Paramount common shares. The proposed cash tender offer would have been funded through a $3.25 billion bank loan commitment and proposed capital contributions to the Company of $1.5 billion from BellSouth Corporation and $0.5 billion each from Advance Publications, Cox Enterprises and Comcast Corporation. On February 15, 1994, Paramount notified the Company that Viacom received the minimum condition in its tender offer and had delivered to Paramount a completion certificate pursuant to the bidding procedures. Accordingly, the Company terminated its tender offer for 50.1 percent of the Common Stock of Paramount. The costs incurred on the tender offer, comprised principally of bank fees and legal and advisory fees, totaled $34.8 million which were expensed in the fourth quarter of 1993. The $3.25 billion bank loan commitment expired on February 15, 1994 upon the termination of the tender offer.

NOTE 17 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
          (IN THOUSANDS, EXCEPT AS TO PER SHARE DATA)

FISCAL 1993                                                             FIRST     SECOND      THIRD     FOURTH
- --------------------------------------------------------------------  ---------  ---------  ---------  ---------
Net revenue.........................................................  $ 273,232  $ 262,438  $ 313,945  $ 372,489
Gross profit........................................................    113,773    107,938    128,902    148,316
Income before income taxes and cumulative effect of a change in
  accounting principle (1)..........................................     34,546     26,137     42,732     11,871
Income tax provision................................................    (16,925)   (12,810)   (21,215)    (9,025)
Income before cumulative effect of a change in accounting

  principle.........................................................     17,621     13,327     21,517      2,846
Cumulative effect of change in accounting principle (2).............      3,990         --         --         --
Net income..........................................................     21,611     13,327     21,517      2,846
Income per share (3):
  Primary
    Income before cumulative effect of a change in accounting
      principle.....................................................        .36        .26        .42        .06
    Net income......................................................        .44        .26        .42        .06

FISCAL 1992                                                             FIRST     SECOND      THIRD     FOURTH
- --------------------------------------------------------------------  ---------  ---------  ---------  ---------
Net revenue.........................................................  $ 233,168  $ 221,253  $ 274,332  $ 341,834
Gross profit........................................................    100,354     94,259    115,501    138,633
Income before income taxes and extraordinary item...................     22,917     15,905     31,468     38,378
Income tax provision................................................    (11,425)    (7,190)   (15,105)   (18,360)
Income before extraordinary item....................................     11,492      8,715     16,363     20,018
Extraordinary item, net of tax benefit (4)..........................       (348)        --         --     (1,148)
Net income..........................................................     11,144      8,715     16,363     18,870
Income per share (5)(6):
  Primary
    Income before extraordinary item................................        .29        .22        .40        .44
    Net income......................................................        .28        .22        .40        .42
  Fully-diluted
    Income before extraordinary item................................        .29        .22        .40        .42
    Net income......................................................        .28        .22        .40        .40

- ------------------
(1) Fourth quarter amount includes a charge of $34.8 million related to the Paramount tender offer (Note 16).
(2) Amount represents the cumulative effect of adopting SFAS 109.

          (IN THOUSANDS, EXCEPT AS TO PER SHARE DATA)

(3) Fully diluted earnings per share for all periods are not presented since they are the same as the primary earnings per share.
(4) Amounts represent accelerated amortization of debt placement fees, net of income tax benefits, due to prepayments of the Senior term loan (Note 5).
(5) The sum of the quarterly per share amounts does not equal the annual amount due to the substantial changes in the number of shares throughout the year.
(6) In the fourth quarter of fiscal 1992, the modified treasury stock method of computing earnings per share resulted in a fully-diluted computation with a lower amount than the primary computation.
    This is due primarily to using the year-end closing share price for the fully-diluted computation versus the average share price for the fourth quarter. The year-end closing price was $40.50 versus a fourth quarter average of $32.92.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

     The Company had no disagreements on accounting or financial disclosure matters with its independent auditors, nor did it change auditors during the fiscal year ended January 31, 1994.

                                    PART III

     The information called for by Item 10 -- 'Directors and Executive Officers of the Registrant,' Item 11 -- 'Executive Compensation,' Item 12 -- 'Security Ownership of Certain Beneficial Owners and Management' and Item 13 -- 'Certain Relationships and Related Transactions' is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to SEC Regulation 14A with respect to the 1994 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)        (1)        The response to this item is contained in the Index to Financial Statements on page 25 hereof.
           (2)        The following financial schedules as of January 31, 1994 or for the years ended January 31, 1994,
                      January 31, 1993 and January 31, 1992 are submitted herewith on pages 59, 60 and 61 of this report:
                      Schedule II -- Accounts Receivable from Related Parties and Underwriters, Promoters and Employees
                      Other Than Related Parties
                      Schedule VIII -- Valuation and Qualifying Accounts
                      Schedule X -- Supplementary Income Statement Information
                      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
                      The report of the Company's independent auditors with respect to the above listed financial statement schedules appears on page 26 of this report.
           (3)        The Exhibits set forth in the following index of Exhibits are filed as a part of this report.

           EXHIBIT NO.                                       DESCRIPTION
           -----------  --------------------------------------------------------------------------------------
                  3.1   Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the
                        Company's Form S-1 Registration Statement No. 33-9345 dated October 8, 1986, is incorporated by reference herein.


                  3.2   Amendment to the Restated Certificate of Incorporation of the Company dated September
                        9, 1986, filed as Exhibit 3.2 to the Company's Form S-1 Registration Statement No.
                        33-9345 dated October 8, 1986, is incorporated by reference herein.

                  3.3   Amendment to the Restated Certificate of Incorporation of the Company dated August 13,
                        1987, filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the
                        fiscal quarter ended July 31, 1987, is incorporated by reference herein.

                  3.4   Amendment to the Restated Certificate of Incorporation of the Company dated July 17,
                        1991, filed as Exhibit 3.4 to the Company's Form S-1 Registration Statement No.
                        33-42092 dated August 13, 1992, is incorporated by reference herein.

                  3.5   Amendment to the Restated Certificate of Incorporation of the Company, dated June 29,
                        1993, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated July 1,
                        1993, is incorporated by reference herein.

                  3.6   Amended and Restated By-Laws of the Company.

                  4.0   The Company, by signing this Report, agrees to furnish the Securities and Exchange
                        Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the Company.

                  4.1   Certificate of Stock Designation of the Company dated June 27, 1987, filed as Exhibit
                        4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31,
                        1989, is incorporated by reference herein.

                  4.2   Certificate of Stock Designation of the Company dated May 11, 1988, filed as Exhibit
                        4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31,
                        1989, is incorporated by reference herein.

                  4.3   Certificate of Stock Designation of the Company dated August 4, 1989, filed as Exhibit
                        4.3 to the Company's Form S-4 Registration Statement No. 33-31486 dated October 10,
                        1989, is incorporated by reference herein.

                  4.4   Certificate of Stock Designation of the Company dated March 1, 1990, filed as Exhibit
                        4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31,
                        1990, is incorporated by reference herein.

                  4.5   Form of Common Stock Purchase Warrant of the Company, filed as Exhibit 4.5 to the
                        Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1990, is incorporated by reference herein.

                10.1*   1986 Incentive Stock Option Plan of the Company, filed as Exhibit 1.4 to the Company's
                        Form S-1 Registration Statement No. 33-9345 dated October 8, 1986, is incorporated by reference herein.

                10.2*   1986 Non-Qualified Incentive Stock Option Plan of the Company, filed as Exhibit 28 to the Company's S-8 Registration Statement No. 33-32523 dated December 11, 1989, is incorporated by reference herein.


                10.3*   1987 Incentive Stock Option Plan of the Company, filed as Exhibit 10.21 to the
                        Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1987, is incorporated by reference herein.

                10.4*   1988 Incentive Stock Option Plan of the Company, filed as Exhibit 10.4 to the
                        Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1989, is incorporated by reference herein.

                10.5*   1990 Non-Qualified Incentive Stock Option Plan of the Company, filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31,
                        1990, is incorporated by reference herein.

                10.6*   1991 Non-Qualified Stock Option of the Company, as amended, filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993, is incorporated by reference herein.

                10.7*   1992 Qualified Incentive Stock Option Plan of the Company, filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993, is incorporated by reference herein.

                 10.8   Form of Equity Participation Agreement, filed as Exhibit 10.1 to the Company's
                        Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1987, is incorporated by reference herein.

                 10.9   Form of Affiliation Agreement, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1987, is incorporated by reference herein.

                10.10   Warrant Agreement between the Company and Safeguard Scientifics, Inc. dated April 29,
                        1987, filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the
                        fiscal year ended January 31, 1987, is incorporated by reference herein.

                10.11   Warrant Agreement between the Company and Fidelity Bank, National Association, dated
                        April 29, 1987, filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for
                        the fiscal year ended January 31, 1987, is incorporated by reference herein.

                10.12   Note and Warrant Purchase Agreement, dated October 31, 1989, between the Company and
                        Comcast Financial Corporation, filed as Exhibit 2.3 to the Current Report on Form 8-K dated November 14, 1989, is incorporated by reference herein.

                10.13   Promissory Note and related mortgage documents dated August 31, 1988, between CVN
                        Distribution Co. and Northwestern National Life Insurance Company, filed as Exhibit
                        10.12 of the Annual Report on Form 10-K of CVN Companies, Inc. for the fiscal year ended August 31, 1988, is incorporated by reference herein.

                10.14   Restated Promissory Note of CVN Direct Marketing Corp. issued to Northwestern National
                        Life Insurance Company and The North Atlantic Life Insurance Company of America, filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended
                        January 31, 1991, is incorporated by reference herein.

                10.15   Form of Affiliation Agreement of CVN Companies, Inc., filed as Exhibit 10.23 to the
                        Current Report on Form 8-K of CVN Companies, Inc. dated June 30, 1987 and filed on
                        July 14, 1987, is incorporated by reference herein.


                10.16   Form of Addendum to QVC Affiliation Agreement, filed as Exhibit 10.30 to the Company's
                        Annual Report on Form 10-K for the fiscal year ended January 31, 1990, is incorporated by reference herein.

                10.17   Form of Addendum to CVN Affiliation Agreement, filed as Exhibit 10.31 to the Company's
                        Annual Report on Form 10-K for the fiscal year ended January 31, 1990, is incorporated by reference herein.

                10.18   Form of Equity Participation Agreement in conjunction with 10-Year Extension to
                        Affiliation Agreement(s), filed as Exhibit 10.32 to the Company's Annual Report on
                        Form 10-K for the fiscal year ended January 31, 1990, is incorporated by reference herein.

                10.19   Agreement and Plan of Merger, dated as of July 9, 1989, as amended as of September 29,
                        1989, between and among CVN Companies, Inc., the Company and QVC Acquisition Corp.,
                        filed as Exhibit 2 to the Company's Form S-4 Registration Statement No. 33-31486 dated
                        October 10, 1989, is incorporated by reference herein.

                10.20   C-3 Satellite Transponder Service Agreement between the Company and GE American
                        Communications, Inc. dated May 15, 1989, filed as Exhibit 10.35 to the Company's
                        Annual Report on Form 10-K for the fiscal year ended January 31, 1990, is incorporated by reference herein. (Certain portions of this agreement are subject to Confidential
                        Treatment pursuant to the Securities and Exchange Commission's order dated June,
                        1990).

                10.21   C-4 Satellite Transponder Service Agreement dated July 10, 1989, between CVN
                        Companies, Inc. and GE American Communications, Inc. dated July 10, 1989, filed as
                        Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended
                        January 31, 1990, is incorporated by reference herein. (Certain portions of this agreement are subject to Confidential Treatment pursuant to the Securities and
                        Exchange Commission's order dated June, 1990).

                10.22   License Agreement between JCPenney Television Shopping Channel, Inc. and the Company
                        dated May 16, 1991, filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q
                        for the fiscal quarter ended April 30, 1991, is incorporated by reference herein.
                        (Certain portions of this agreement are subject to Confidential Treatment pursuant to the Securities and Exchange Commission's order dated August 19, 1991).

                10.23   Agreement between Liberty Program Investments, Inc. and the Company dated August 12,
                        1991, filed as Exhibit 10.44 to the Company's Form S-1 Registration Statement No.
                        33-42092 dated August 13, 1991, is incorporated by reference herein.

                10.24*  Employment Agreement dated as of October 1, 1991, between the Company and Joseph M.
                        Segel, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
                        fiscal quarter ended October 31, 1991, is incorporated by reference herein.

                10.25*  Amendment to Employment Agreement dated as of December 9, 1992, between the Company and Joseph M. Segel, filed as Exhibit 28.2 to the Company's Current Report on Form 8-K

                        filed on January 21, 1993, as amended by Form 8 filed on January 27, 1993, is incorporated by reference herein.

                10.26*  Employment Agreement dated as of December 9, 1992, between the Company and Michael C.
                        Boyd, filed as Exhibit 28.1 to the Company's Current Report on Form 8-K filed on
                        February 10, 1993, is incorporated by reference herein.
                10.27*  Employment Agreement dated as of December 9, 1992, between the Company and William F.
                        Costello, filed as Exhibit 28.2 to the Company's Current Report on Form 8-K filed on
                        February 10, 1993, is incorporated by reference herein.
                10.28*  Employment Agreement dated as of December 9, 1992, between the Company and Douglas S.
                        Briggs, filed as Exhibit 28.3 to the Company's Current Report on Form 8-K filed on
                        February 10, 1993, is incorporated by reference herein.
                10.29*  Employment Agreement dated as of December 9, 1992, between the Company and Thomas
                        Downs, filed as Exhibit 28.4 to the Company's Current Report on Form 8-K filed on
                        February 10, 1993, is incorporated by reference herein.
                10.30*  Employment Agreement dated as of December 9, 1992, between the Company and Ronald D.
                        Giles, filed as Exhibit 28.5 to the Company's Current Report on Form 8-K filed on
                        February 10, 1993, is incorporated by reference herein.
                10.31*  Employment Agreement dated as of December 9, 1992, between the Company and Neal S.
                        Grabell, filed as Exhibit 28.6 to the Company's Current Report on Form 8-K filed on
                        February 10, 1993, is incorporated by reference herein.
                10.32*  Employment Agreement dated as of December 9, 1992, between the Company and John F.
                        Link, filed as Exhibit 28.7 to the Company's Current Report on Form 8-K filed on
                        February 10, 1993, is incorporated by reference herein.
                10.33*  Employment Agreement dated as of December 9, 1992, between the Company and Gary F.
                        Mathern, filed as Exhibit 28.8 to the Company's Current Report on Form 8-K filed on
                        February 10, 1993, is incorporated by reference herein.
                10.34*  Employment Agreement dated as of December 9, 1992, between the Company and D. Bruce
                        Sellers, filed as Exhibit 28.9 to the Company's Current Report on Form 8-K filed on
                        February 10, 1993, is incorporated by reference herein.
                10.35   Credit Agreement dated as of March 5, 1993, between the Company and The Bank of New
                        York, filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the
                        fiscal year ended January 31, 1993, is incorporated by reference herein.
                10.36*  Equity Compensation Agreement dated as of December 9, 1992, between the Company and
                        Barry Diller, filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K for
                        the fiscal year ended January 31, 1993, is incorporated by reference herein.

                10.37   Settlement Agreement and Mutual Release, among Shop Television Network, Inc., a
                        Delaware corporation, J.C. Penney Company, Inc., a Delaware corporation, JCPenney
                        Television Shopping Channel, Inc., a Delaware corporation, Michael Rosen and the
                        Company, filed as Exhibit 28.1 to the Company's Current Report on Form 8-K filed on
                        August 4, 1993, is incorporated by reference herein.
                10.38   Amendment to the License Agreement, dated May 16, 1991, between JCPenney Television
                        Shopping Channel, Inc. and the Company, filed as Exhibit 28.2 to the Company's Current

                        Report on Form 8-K filed on August 4, 1993, is incorporated by reference herein.
                10.39   Schedule 13D (Amendment No. 3), filed as Exhibit 28.3 to the Schedule 13D (Amendment
                        No. 3) of Comcast Corporation, Liberty Media Corporation and Barry Diller filed on
                        August 4, 1993, is incorporated by reference herein.
                10.40   Amended and Restated Credit Card Programs Agreement dated as of July 13, 1992, among the Company, CVN Companies, Inc., and General Electric Capital Corporation, filed as
                        Exhibit 28 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
                        July 31, 1993, is incorporated by reference herein. (Certain portions of this agreement are subject to Confidential Treatment pursuant to the Securities and
                        Exchange Commission's order dated October 26, 1993).
                10.41   Stockholders Agreement, dated July 16, 1993, among Liberty Media Corporation, Comcast
                        Corporation, Arrow Investments, L.P. and certain affiliates and subsidiaries of such parties, filed as Exhibit (c)(2) to the Tender Offer Statement on Schedule 14D-1 of
                        the Company, Comcast Corporation and Liberty Media Corporation filed on October 27,
                        1993, is incorporated by reference herein.
                10.42   Commitment Letter, dated November 11, 1993, by and among the Company, Comcast
                        Corporation, Cox Enterprises, Inc. and Advance Publications, Inc., filed as Exhibit
                        (c)(10) to Amendment No. 6 to the Tender Offer Statement on Schedule 14D-1 of the
                        Company, Comcast Corporation, Liberty Media Corporation and BellSouth Corporation
                        filed on November 12, 1993, is incorporated by reference herein.
                10.43   Memorandum of Understanding, dated November 11, 1993, by and between the Company and
                        BellSouth Corporation, filed as Exhibit (c)(11) to Amendment No. 6 to the Tender Offer
                        Statement on Schedule 14D-1 of the Company, Comcast Corporation, Liberty Media
                        Corporation and BellSouth Corporation filed on November 12, 1993, is incorporated by reference herein.
                10.44   Liberty-QVC Agreement, dated November 11, 1993, by and between the Company and Liberty
                        Media Corporation, filed as Exhibit (c)(12) to Amendment No. 6 to the Tender Offer
                        Statement on Schedule 14D-1 of the Company, Comcast Corporation, Liberty Media
                        Corporation and BellSouth Corporation filed on November 12, 1993, is incorporated by reference herein.

                10.45   Agreement Containing Consent Order and Interim Agreement, dated November 12, 1993, among the Federal Trade Commission, Liberty Media Corporation and Tele-Communications,
                        Inc., filed as Exhibit (c)(15) to Amendment No. 9 to the Tender Offer Statement on
                        Schedule 14D-1 of the Company, Comcast Corporation and BellSouth Corporation filed on
                        November 18, 1993, is incorporated by reference herein.

                10.46   BellSouth Commitment Letter, dated November 19, 1993, by and between BellSouth
                        Corporation and the Company, filed as Exhibit (c)(16) to Amendment No. 10 to the
                        Tender Offer Statement on Schedule 14D-1 of the Company, Comcast Corporation and
                        BellSouth Corporation filed on November 22, 1993, is incorporated by reference herein.

                10.47   Agreement and Plan of Merger between Paramount Communications Inc. and the Company, dated as of December 22, 1993, filed as Exhibit (c)(23) to Amendment No. 21 to the
                        Tender Offer Statement on Schedule 14D-1 of the Company, Comcast Corporation and
                        BellSouth Corporation filed on December 23, 1993, is incorporated by reference herein.

                10.48   First Amendment, dated as of December 27, 1993, to Agreement and Plan of Merger

                        between Paramount Communications Inc. and the Company, filed as Exhibit (c)(26) to
                        Amendment No. 23 to the Tender Offer Statement on Schedule 14D-1 of the Company,
                        Comcast Corporation and BellSouth Corporation filed on December 28, 1993, is incorporated by reference herein.

                10.49*  Employment Agreement, dated July 20, 1993, among QVC Network, Inc., Q2 Corporation and
                        Candice Carpenter (without exhibits).

                10.50*  Employment Agreement, dated August 16, 1993, between QVC Network, Inc., and William J.
                        Schereck, Jr.

                10.51   Joint Venture Agreement, dated as of November 8, 1993, among Grupo Televisa, S.A. de
                        C.V., Television Independiente de Mexico, S.A. de C.V., QVC Network, Inc., QVC Mexico,
                        Inc., and Telemercado Alameda,
                        S. de R.L. de C.V. (without exhibits).

                10.52   Joint Venture Agreement, dated October 11, 1993, among QVC Network, Inc., QVC Britain,
                        British Sky Broadcasting Limited, Precis (1192) Limited and QVC (without exhibits).
                        (Certain portions of this Exhibit are subject to an Application for Confidential
                        Treatment pursuant to Rule 24b-2).

                10.53   License Agreement, dated as of March 15, 1994, between Silvercup Studios Associates
                        Limited Partnership and Q2 Inc. (without exhibits).

                10.54   Stock Option Agreement, dated as of February 15, 1994, among QVC Network, Inc., Cox
                        Enterprises, Inc., Advance Publications, Inc., and BellSouth Corporation (without exhibits).

                  21.   Subsidiaries of the Registrant.

                  23.   Consent of Independent Auditors.

                 99.1   Letter dated July 12, 1993, from the Company, addressed to Home Shopping Network,
                        Inc., filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on July
                        13, 1993, is incorporated by reference herein.


                 99.2   Letter dated July 12, 1993, from Liberty Media Corporation addressed to the Board of
                        Directors of the Company, filed as Exhibit 99.2 to the Company's Current Report on
                        Form 8-K filed on July 13, 1993, is incorporated by reference herein.

                 99.3   Offer to Purchase, dated October 27, 1993, from the Company to the common stockholders of Paramount Communications Inc., filed as Exhibit (a)(1) to the Tender Offer
                        Statement on Schedule 14D-1 of the Company, Comcast Corporation and Liberty Media
                        Corporation filed on October 27, 1993, is incorporated by reference herein.

                 99.4   Letter of Transmittal, dated October 27, 1993, from the Company to the common stockholders of Paramount Communications Inc., filed as Exhibit (a)(2) to the Tender
                        Offer Statement on Schedule 14D-1 of the Company, Comcast Corporation and Liberty

                        Media Corporation filed on October 27, 1993, is incorporated by reference herein.
                 99.5   First Amended and Supplemental Complaint in QVC Network, Inc. v. Paramount
                        Communications, Inc., C.A. No. 13208 (filed October 28, 1993, Delaware Chancery
                        Court), filed as Exhibit (c)(5) to Amendment No. 1 to the Tender Offer Statement on
                        Schedule 14D-1 of the Company, Comcast Corporation and Liberty Media Corporation filed on October 29, 1993, is incorporated by reference herein.
                 99.6   Supplement to the Offer to Purchase, dated November 12, 1993, filed as Exhibit (a)(17)
                        to Amendment No. 6 to the Tender Offer Statement on Schedule 14D-1 of the Company,
                        Comcast Corporation, Liberty Media Corporation and BellSouth Corporation filed on
                        November 12, 1993, is incorporated by reference herein.
                 99.7   Revised Letter of Transmittal, filed as Exhibit (a)(18) to Amendment No. 6 to the
                        Tender Offer Statement on Schedule 14D-1 of the Company, Comcast Corporation, Liberty
                        Media Corporation and BellSouth Corporation filed on November 12, 1993, is incorporated by reference herein.
                 99.8   Amended Complaint in Viacom International, Inc. v. Tele-Communications, Inc., et al,
                        dated November 9, 1993 (U.S. District Court, Southern District of New York), filed as
                        Exhibit (a)(26) to Amendment No. 8 to the Tender Offer Statement on Schedule 14D-1 of
                        the Company, Comcast Corporation and BellSouth Corporation filed on November 16, 1993, is incorporated by reference herein.
                 99.9   Memorandum Opinion and Preliminary Injunction Order in QVC Network, Inc. v. Paramount
                        Communications, Inc., C.A. No. 13208, both dated November 24, 1993, entered by
                        Delaware Chancery Court, filed as Exhibit (c)(17) to Amendment No. 13 to the Tender
                        Offer Statement on Schedule 14D-1 of the Company, Comcast Corporation and BellSouth
                        Corporation filed on November 26, 1993, is incorporated by reference herein.
                99.10   Revised Memorandum Opinion, dated November 26, 1993, in QVC Network, Inc. v. Paramount
                        Communications, Inc., C.A. No. 13208, entered by Delaware Chancery Court, filed as
                        Exhibit (c)(18) to Amendment No. 14 to the Tender Offer Statement on Schedule 14D-1 of
                        the Company, Comcast Corporation and BellSouth Corporation filed on December 2, 1993, is incorporated by reference herein.


                99.11   Order, dated December 9, 1993, in Paramount Communications Inc. v. QVC Network, Inc.,
                        C.A. No. 13208, entered by Delaware Supreme Court, filed as Exhibit (c)(19) to
                        Amendment No. 15 to the Tender Offer Statement on Schedule 14D-1 of the Company,
                        Comcast Corporation and Liberty Media Corporation filed on December 10, 1993, is incorporated by reference herein.
                99.12   Second Supplement to the Offer to Purchase, dated December 23, 1993, filed as Exhibit
                        (a)(46) to Amendment No. 21 to the Tender Offer Statement on Schedule 14D-1 of the
                        Company, Comcast Corporation and BellSouth Corporation filed on December 23, 1993, is incorporated by reference herein.

                99.13   Second Revised Letter of Transmittal, filed as Exhibit (a)(47) to Amendment No. 21 to the Tender Offer Statement on Schedule 14D-1 of the Company, Comcast Corporation and
                        BellSouth Corporation filed on December 23, 1993, is incorporated by reference herein.
                99.14   Third Supplement to the Offer to Purchase, dated January 31, 1994, filed as Exhibit
                        (a)(67) to Amendment No. 34 to the Tender Offer Statement on Schedule 14D-1 of the
                        Company, Comcast Corporation and BellSouth Corporation filed on February 1, 1994, is incorporated by reference herein.
                99.15   Third Revised Letter of Transmittal, filed as Exhibit (a)(68) to Amendment No. 34 to the Tender Offer Statement on Schedule 14D-1 of the Company, Comcast Corporation and
                        BellSouth Corporation filed on February 1, 1994, is incorporated by reference herein.
                99.16   Opinion, dated February 4, 1994, in Paramount Communications Inc. v. QVC Network,
                        Inc., C.A. No. 13208, entered by Delaware Supreme Court, filed as Exhibit (c)(33) to
                        Amendment No. 37 to the Tender Offer Statement on Schedule 14D-1 of the Company,
                        Comcast Corporation and BellSouth Corporation filed on February 7, 1994, is incorporated by reference herein.

- ------------------
* A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

(b) During the fiscal quarter ended January 31, 1994, no Current Reports on Form 8-K were filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          QVC NETWORK, INC.

                                          By: _________/s/_Barry Diller_________
                                                       Barry Diller
                                                Chairman of the Board and
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       SIGNATURE AND TITLE                                DATE
- ------------------------------------------------------------------  -----------------

                        /s/ Barry Diller                               April 19, 1994
               Barry Diller, Chairman of the Board
                   and Chief Executive Officer
                  (Principal Executive Officer)

                     /s/ William F. Costello                           April 19, 1994
               William F. Costello, Executive Vice
         President, Chief Financial Officer and Director
                  (Principal Financial Officer)

                     /s/ J. Bruce Llewellyn                            April 19, 1994
                   J. Bruce Llewellyn, Director


                      /s/ Brian L. Roberts                             April 19, 1994
                    Brian L. Roberts, Director

                      /s/ Ralph J. Roberts                             April 19, 1994
                    Ralph J. Roberts, Director

                       /s/ Joseph M. Segel                             April 19, 1994
                    Joseph M. Segel, Director

                                      SCHEDULE II
                        AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
          UNDERWRITERS,PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                                  (in thousands)

                                                                                    DEDUCTIONS                 BALANCE AT
                                                  BALANCE AT                --------------------------       END OF PERIOD
                                                   BEGINNING                  AMOUNTS       AMOUNTS     ------------------------
NAME OF DEBTOR                                     OF PERIOD    ADDITIONS    COLLECTED    WRITTEN-OFF     CURRENT    NOT CURRENT
- ------------------------------------------------  -----------  -----------  -----------  -------------  -----------  -----------
Year Ended January 31, 1992
     Peter Barton, unsecured 8% note receivable
        due on demand...........................   $      98    $       6    $      --     $      --     $     104    $      --
                                                  -----------  -----------  -----------       ------    -----------  -----------
Year Ended January 31, 1993
     Peter Barton, unsecured 8% note receivable
        due on demand...........................   $     104    $      --    $     104     $      --     $      --    $      --
                                                  -----------  -----------  -----------       ------    -----------  -----------
Year ended January 31, 1994
     Candice Carpenter, unsecured, prime plus
        one percent note receivable due in
        installments until May 31, 1998.........   $      --    $     257    $      --     $      --     $     257    $      --
                                                  -----------  -----------  -----------       ------    -----------  -----------

                                               SCHEDULE VIII

                                     VALUATION AND QUALIFYING ACCOUNTS
                                               (in thousands)

                                                  ADDITIONS    ADDITIONS
                                     BALANCE AT   CHARGED TO   CHARGED TO                               BALANCE AT
                                     BEGINNING    COSTS AND      OTHER                                   END OF
DESCRIPTION                          OF PERIOD    EXPENSES     ACCOUNTS     DEDUCTIONS       OTHER       PERIOD
- ----------------------------------  -----------  -----------  -----------  -------------  -----------  -----------

Allowance for doubtful accounts:
     Year ended January 31,
       1992......................   $   8,214    $  14,501    $      --    $  (7,260)(A)  $       --   $   15,455
     Year ended January 31,
       1993......................   $  15,455    $  17,506    $   1,250(C) $ (12,895)(A)  $       --   $   21,316
     Year ended January 31,
       1994......................   $  21,316    $  24,765    $      --    $  (7,971)(A)  $   14,649   $   52,759
Inventory obsolescence reserve:
     Year ended January 31,
       1992......................   $   8,387    $  16,465    $      --    $ (12,141)(B)  $       --   $   12,711
     Year ended January 31,
       1993......................   $  12,711    $  17,809    $      --    $ (14,312)(B)  $       --   $   16,208
     Year ended January 31,
       1994......................   $  16,208    $  20,000    $      --    $ (21,186)(B)  $       --   $   15,022
Reserve for uncollectible
  accounts under revolving credit
  program:
     Year ended January 31,
       1992......................   $  11,769    $  14,175    $      --    $  (5,970)(A)  $       --   $   19,974
     Year ended January 31,
       1993......................   $  19,974    $  10,159    $      --    $  (4,434)(A)  $       --   $   25,699
     Year ended January 31,
       1994......................   $  25,699    $      --    $      --    $  (2,414)(A)  $ (14,649(D) $    8,636

- ------------------

(A)        Accounts written-off as uncollectible, net of recoveries.
(B)        Written off as obsolete.
(C)        Reserve for interest on note receivable transferred from accrued liabilities.
(D)        Transfer to allowance for doubtful accounts

SUPPLEMENTARY INCOME STATEMENT INFORMATION
(in thousands)

                                                         CHARGED TO
ITEM                                                 COSTS AND EXPENSES
- ---------                                            ------------------
Advertising costs:
  Year ended January 31, 1992..................      $   35,407
  Year ended January 31, 1993..................      $   33,419
  Year ended January 31, 1994..................      $   28,172

                                61