Form 10-K/A
period 1994-01-31
QVC NETWORK INC
filed 1994-04-26
CIK 797565

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                         ------------------------------

                                 FORM 10-K/A

                              (AMENDMENT NO. 1)

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

     The number of shares outstanding of the registrant's Common Stock (net of shares held in treasury), as of March 31, 1994 was:

               Common Stock ($.01 par value) -- 39,904,097 shares

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The registrant's definitive proxy statement in connection with the 1994 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the 'Commission') within 120 days after the end of the fiscal year ended January 31, 1994, is incorporated by reference in Part III of the Annual Report on Form 10-K.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

        Item 8 (Financial Statements and Supplementary Data) of Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1994, is hereby amended and restated in its entirety as follows:

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

CASH AND CASH EQUIVALENTS.

        All highly-liquid debt instruments purchased with a maturity of three months or less are classified as cash equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate
the fair value of those assets    .

INVENTORIES.

     Inventories, consisting primarily of products held for sale, are stated at the lower of cost or market. Cost is determined by the average cost method which approximates the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT.

        The cost of property, plant and equipment is capitalized and depreciated over their estimated useful lives using the straight-line method. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. The cost of maintenance and repairs is charged to expense as incurred.

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

     The following table summarizes the convertible preferred shares at January 31, 1994 and 1993 (in thousands):

                                                                           SHARES OUTSTANDING
                                                       SHARES AUTHORIZED                             PAR VALUE
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

     A summary of changes in outstanding options under the ISO Plans is as follows:

                                                                      NON-QUALIFIED OPTION
                                          QUALIFIED OPTION SHARES            SHARES
                                          ------------------------  ------------------------
                                          OUTSTANDING  EXERCISABLE  OUTSTANDING  EXERCISABLE     PRICE RANGE
                                          -----------  -----------  -----------  -----------  -----------------
Balance at January 31, 1991.............     590,112      504,737      630,000       85,000   $  5.00 -- $17.25
Granted.................................       5,000        1,250      607,500           --     12.13 --  15.90
Cancelled...............................     (26,500)     (19,000)     (11,000)      (1,375)     5.00 --  16.00
Became exercisable......................          --       49,625           --      144,875      5.00 --  16.00
Exercised...............................     (65,825)     (65,825)     (26,000)     (26,000)     5.00 --  13.00
                                          -----------  -----------  -----------  -----------  -----------------
Balance at January 31, 1992.............     502,787      470,787    1,200,500      202,500      5.00 --  17.25
Granted.................................   1,582,000      351,167    6,010,000           --     19.00 --  38.86
Cancelled...............................      (1,750)      (1,750)     (11,000)      (3,500)     5.00 --  16.00
Became exercisable......................          --       29,500           --      796,375      5.00 --  16.00
Exercised...............................    (365,575)    (365,575)    (919,900)    (919,900)     5.00 --  17.25
                                          -----------  -----------  -----------  -----------  -----------------
Balance at January 31, 1993.............   1,717,462      484,129    6,279,600       75,475      5.00 --  38.86
Granted.................................     106,000        1,250       50,000           --     39.88 --  70.75
Cancelled...............................      (5,575)      (5,575)     (26,750)      (3,000)     5.00 --  23.25
Became exercisable......................          --      370,416           --    3,095,250      5.00 --  34.39
Exercised...............................     (66,087)     (66,087)     (27,350)     (27,350)     5.00 --  23.25
                                          -----------  -----------  -----------  -----------  -----------------
Balance at January 31, 1994.............   1,751,800      784,133    6,275,500    3,140,375   $  5.00 -- $70.75
                                          ===========  ===========  ===========  ===========  =================

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

     The provision for income taxes consists of the following (in thousands):

                                                                               FISCAL YEAR
                                                                     -------------------------------
                                                                       1993       1992       1991
                                                                     ---------  ---------  ---------
Current
  Federal..........................................................  $  66,366  $  49,770  $  19,394
  State............................................................     21,710     19,810     11,771
                                                                     ---------  ---------  ---------

  Total............................................................     88,076     69,580     31,165
                                                                     ---------  ---------  ---------

Deferred
  Federal..........................................................    (23,159)   (17,500)        --
  State............................................................     (4,942)        --         --
                                                                     ---------  ---------  ---------
  Total............................................................    (28,101)   (17,500)        --
                                                                     ---------  ---------  ---------
Total provision....................................................  $  59,975  $  52,080  $  31,165
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

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

1992
Issuance of 1,704,546 shares of Common Stock in prepayment of Convertible subordinated
  note, net of $1,260 debt placement fees..................................................    $28,740
Exercise of 3,893,962 warrants through deliverance of 1,424,404 shares of Common Stock at
  market value.............................................................................     53,771
Exercise of 2,492,017 warrants for $37,692 with simultaneous repurchase of 998,457 shares
  of Common Stock at market value..........................................................     37,692
Issuance of 404,572 shares of Common Stock in exchange for 675,026 warrants, representing
  the aggregate difference between the market price and the exercise price.................     15,273
Exercise of stock options through deliverance of 800 shares of Common Stock at market
  value....................................................................................         31

1991

Issuance of an aggregate of 243,522 shares of Common Stock and 100,000 warrants to Comcast
  Financial Corporation in lieu of cash interest expense................................     $   3,000

Issuance of 75,075 shares of Common Stock to the Standby Investors in consideration for
  signing the Standby Equity Agreement.....................................................        614
Issuance of 2,269,552 shares of Common Stock to Liberty Media Corporation in exchange for
  one-half of the outstanding balance of an unsecured note payable.........................     31,445
Adjustment to the number of shares of Common Stock assumed issued to holders of certain CVN
  Series 2 Warrants from 3,377,949 to 3,410,843 (at market value)..........................        526
Adjustment to the number of new QVC Warrants assumed exchanged for certain CVN Series 2
  Warrants from 6,822,767 to 6,469,913 (value based on an independent appraisal)...........    (1,438)

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

NOTE 17 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
          (IN THOUSANDS, EXCEPT AS TO PER SHARE DATA)

FISCAL 1993                                                             FIRST     SECOND      THIRD     FOURTH
- --------------------------------------------------------------------  ---------  ---------  ---------  ---------
Net revenue.........................................................  $ 273,232  $ 262,438  $ 313,945  $ 372,489
Gross profit........................................................    113,773    107,938    128,902    148,316
Income before income taxes and cumulative effect of a change in
  accounting principle (1)..........................................     34,546     26,137     42,732     11,871
Income tax provision................................................    (16,925)   (12,810)   (21,215)    (9,025)
Income before cumulative effect of a change in accounting
  principle.........................................................     17,621     13,327     21,517      2,846

Cumulative effect of a change in accounting principle (2)...........      3,990         --         --         --

Net income..........................................................     21,611     13,327     21,517      2,846
Income per share (3):
  Primary
    Income before cumulative effect of a change in accounting
      principle.....................................................        .36        .26        .42        .06
    Net income......................................................        .44        .26        .42        .06
FISCAL 1992                                                             FIRST     SECOND      THIRD     FOURTH
- --------------------------------------------------------------------  ---------  ---------  ---------  ---------
Net revenue.........................................................  $ 233,168  $ 221,253  $ 274,332  $ 341,834
Gross profit........................................................    100,354     94,259    115,501    138,633
Income before income taxes and extraordinary item...................     22,917     15,905     31,468     38,378
Income tax provision................................................    (11,425)    (7,190)   (15,105)   (18,360)
Income before extraordinary item....................................     11,492      8,715     16,363     20,018
Extraordinary item, net of tax benefit (4)..........................       (348)        --         --     (1,148)
Net income..........................................................     11,144      8,715     16,363     18,870
Income per share (5)(6):
  Primary
    Income before extraordinary item................................        .29        .22        .40        .44
    Net income......................................................        .28        .22        .40        .42
  Fully-diluted
    Income before extraordinary item................................        .29        .22        .40        .42
    Net income......................................................        .28        .22        .40        .40

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

                                          QVC NETWORK, INC.

                                           By: /s/ Neal S. Grabell
                                               Neal S. Grabell
                                               Senior Vice President

Dated: April 26, 1994