Form 10-Q
period 1994-04-30
QVC NETWORK INC
filed 1994-06-14
CIK 797565

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended April 30, 1994

                               or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from          to

                   Commission File No. 0-14999



                        QVC NETWORK, INC.
     (Exact name of registrant as specified in its charter)


          Delaware                              23-2414041
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

Goshen Corporate Park, West Chester, PA          19380
(Address of principal executive offices)       (Zip Code)

                         (610) 430-1000
      (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   ----     ----
     The number of shares outstanding of the registrant's common stock (net of shares held in treasury) as of April 30, 1994, was:

       Common Stock ($.01 par value) -- 40,214,097 shares

                        QVC NETWORK, INC.

                              INDEX

                 Part I - FINANCIAL INFORMATION


                                                       Page No.
                                                       --------
Consolidated Balance Sheets........................        3
Consolidated Statements of Operations..............        4
Consolidated Statements of Cash Flows..............        5
Consolidated Statement of Shareholders' Equity.....        6
Notes to Consolidated Financial Statements.........        7
Management's Discussion and Analysis of Financial
     Condition and Results of Operation............       11


                   Part II - OTHER INFORMATION

Item 1:  Legal Proceedings..........................      17
Item 5:  Other Information..........................      18
Item 6:  Exhibits and Reports on Form 8-K...........      21
Signatures..........................................      22

QVC, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(unaudited)
(in thousands)

                                                    April 30,   January 31,
                                                      1994         1994
                                                    --------    -----------
ASSETS

Current assets:
  Cash and cash equivalents                         $ 20,105      $ 15,873
  Accounts receivable, less allowance for
    doubtful accounts of $61,609 at April 30,
    1994 and $52,759 at January 31, 1994             170,009       183,162
  Inventories                                        156,602       148,208
  Deferred taxes                                      58,815        59,749
  Prepaid expenses                                     7,872         5,536
                                                    --------      --------
    Total current assets                             413,403       412,528

Property, plant and equipment, at cost, less
  accumulated depreciation                            79,098        80,579
Cable television distribution rights, net             95,911        99,579
Other assets, net                                     34,193        33,664
Excess of cost over acquired net assets              249,365       251,810
                                                    --------      --------
    Total assets                                    $871,970      $878,160
                                                    --------      --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt              $  3,128      $  3,114
  Accounts payable-trade                              69,667        81,594
  Accrued liabilities                                216,629       225,989
                                                    --------      --------
    Total current liabilities                        289,424       310,697
Long-term debt, less current maturities                6,900         7,044
                                                    --------      --------
    Total liabilities                                296,324       317,741
                                                    --------      --------
Shareholders' equity:
  Convertible Preferred Stock, par value $.10             56            56
  Common Stock, par value $.01                           402           399
  Additional paid-in capital                         449,188       446,027
  Retained earnings                                  126,000       113,937
                                                    --------      --------
    Total shareholders' equity                       575,646       560,419
                                                    --------      --------
    Total liabilities and shareholders' equity      $871,970      $878,160
                                                    --------      --------

      The accompanying notes are an integral part of these consolidated financial statements.

QVC, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

                                      Three months ended April 30,
                                      ----------------------------
                                          1994          1993
                                         -------       -------
Net revenue                             $296,441      $273,232
Cost of goods sold                       180,812       159,459
                                         -------       -------
Gross profit                             115,629       113,773
                                         -------       -------
Operating expenses:
  Variable costs                          40,037        40,130
  General and administrative              32,291        30,570
  Depreciation                             4,242         3,966
  Amortization of intangible assets        6,205         6,680
                                         -------       -------
                                          82,775        81,346
                                         -------       -------
Operating income                          32,854        32,427
                                         -------       -------
Other income (expense):
  Losses from joint ventures             (10,013)            -
  Interest expense                          (358)         (544)
  Interest income                          3,900         2,663
                                         -------       -------
                                          (6,471)        2,119
                                         -------       -------
Income before income taxes and
  cumulative effect of a change
  in accounting principle                 26,383        34,546
Income tax provision                     (14,320)      (16,925)
                                         -------       -------
Income before cumulative effect
  of a change in accounting principle     12,063        17,621
Cumulative effect of a change in
  accounting for income taxes                  -         3,990
                                         -------       -------
Net income                               $12,063       $21,611
                                         -------       -------
Income per share:
  Income before cumulative effect of
    a change in accounting principle     $   .25       $   .36
  Cumulative effect of a change in
    accounting for income taxes                -           .08
                                         -------       -------
  Net income                             $   .25       $   .44
                                         -------       -------
Weighted average number of common
  and common equivalent shares            48,627        49,556
                                         -------       -------

     The accompanying notes are an integral part of these consolidated financial statements.

QVC, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)                                           Three months ended
                                                              April 30,
                                                         --------------------
                                                           1994        1993
                                                         --------    --------
Cash flows from operating activities:
  Net income                                             $ 12,063    $ 21,611
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     (Increase) decrease in deferred taxes                 (1,127)      1,523
     Cumulative effect of a change in accounting
       for income taxes                                         -      (3,990)
     Depreciation                                           4,242       3,966
     Amortization of intangible assets                      6,205       6,680
     Losses from joint ventures                            10,013           -
  Changes in other non-current assets                      (3,051)      1,017
  Effects of changes in working capital items*            (17,930)      2,374
                                                         --------    --------
  Net cash provided by operating activities                10,415      33,181
                                                         --------    --------
Cash flows from investing activities:
  Capital expenditures                                     (2,761)     (4,078)
  Changes in other assets                                    (100)          -
  Investments in and advances to joint ventures            (6,356)          -
                                                         --------    --------
  Net cash used in investing activities                    (9,217)     (4,078)
                                                         --------    --------
Cash flows from financing activities:
  Borrowings under revolving credit facilities                  -      20,000
  Payments against revolving credit facilities                  -     (20,000)
  Principal payments under capitalized leases
    and other debt                                           (130)       (130)
  Payments under Senior term loan                               -     (21,000)
  Proceeds from exercise of stock options                      64         560
  Proceeds from exercise of warrants                        3,100           -
                                                         --------    --------
  Net cash provided by (used in) financing activities       3,034     (20,570)
                                                         --------    --------
Net increase in cash and cash equivalents                   4,232       8,533
Cash and cash equivalents at beginning of period           15,873       4,279
                                                         --------    --------
Cash and cash equivalents at end of period               $ 20,105    $ 12,812
                                                         --------    --------
* Analysis of effects of changes in working
    capital items:
    Decrease in accounts receivable                      $ 13,153    $  8,216
    Increase in inventories                                (8,394)    (10,272)
    Decrease (increase) in deferred taxes                     934      (3,215)
    Increase in prepaid expenses                           (2,336)     (1,140)
    (Decrease) increase in accounts payable               (11,928)      2,725
    (Decrease) increase in accrued liabilities             (9,359)      6,060
                                                         --------    --------
                                                         $(17,930)   $  2,374
                                                         --------    --------
      The accompanying notes are an integral part of these consolidated financial statements.

QVC, INC. AND SUBSIDIARIES

Consolidated Statement of Shareholders' Equity
(unaudited)
(in thousands)

- - ------------------------------------------------------------------------------------------------------------
                                                                Additional
                                      Convertible    Common       Paid-in       Retained
                                    Preferred Stock   Stock       Capital       Earnings           Total
- - ------------------------------------------------------------------------------------------------------------
Balance January 31, 1994                 $ 56         $399        $446,027      $113,937         $560,419

Net income for period                       -            -               -        12,063           12,063

Proceeds from exercise of
  warrants                                  -            3           3,097             -            3,100

Proceeds from the exercise of
  employee stock options                    -            -              64             -               64
                                          ---         ----        --------      --------         --------

Balance April 30, 1994                    $56         $402        $449,188      $126,000         $575,646
                                          ---         ----        --------      --------         --------

The accompanying notes are an integral part of these consolidated financial statements.

QVC, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - BASIS OF PRESENTATION

     The interim consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended January 31, 1994 and 1993.

     In the opinion of QVC, Inc. (the "Company"), all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments principally consist of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The consolidated financial statements include the accounts of the Company and all subsidiaries. Investments in the Company's joint ventures (50% or less owned) are accounted for under the equity method. All significant intercompany accounts and transactions are eliminated in consolidation.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies followed by the Company are set forth in
Note 1 to the Company's consolidated financial statements in the QVC, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 1994.

Note 3 - OTHER ASSETS

     Other assets consist of the following:

                                          April 30,       January 31,
                                            1994             1994
                                          --------         --------
                                                (in thousands)

     Deferred taxes (Note 5)              $ 18,392         $ 17,265
     Investments in and advances to
       joint ventures, net of
       accumulated losses                    7,537           11,194
     Start-up costs                          6,510            3,459
     Satellite transponder rights            1,000            1,000
     Debt placement fees                       162              162
     Other                                   1,014            1,072
                                          --------         --------
                                            34,615           34,152
     Less - accumulated amortization          (422)            (488)
                                          --------         --------
     Net other assets                     $ 34,193         $ 33,664
                                          --------         --------

     During fiscal 1993, the Company established electronic retailing program service in the United Kingdom ("QVC - The Shopping Channel") and Mexico ("CVC") through joint venture agreements with British Sky Broadcasting Limited and Grupo Televisa, S.A. de C.V., respectively. The joint venture in the United Kingdom began broadcasting on October 1, 1993, and the joint venture in Mexico began broadcasting on November 15, 1993. The joint venture agreement in the United Kingdom requires, among other things, that the Company provide all funding to the joint venture until it is profitable. The Company will then recover all prior funding before any profits are shared.

Accordingly, the Company has included 100% of the loss on operations of this venture in the Consolidated Statements of Operations. The operating results of the joint venture in Mexico are shared equally by the partners.

     Summarized financial information for "QVC - The Shopping Channel" and "CVC" on a 100% basis as of and for the quarter ended April 30, 1994 follows (in thousands):

                                             QVC
                                      The Shopping Channel        CVC
                                      --------------------     ---------
     Current assets                         $ 7,087             $ 7,718
     Property, plant and equipment, net       1,945               1,783
     Unamortized start-up costs               1,732               1,272

     Current liabilities                      6,773               8,540

     Net revenue                              3,069               4,689
     Gross profit                               634                 809
     Loss                                    (7,199)             (3,266)

     In fiscal 1993, the Company also entered a joint venture with Tribune Entertainment Company and Regal Communications to form QRT Enterprises ("QRT"). QRT produces and syndicates "Can We Shop" with Joan Rivers, which commenced broadcasting January 17, 1994. "Can We Shop" is a one-hour, Monday through Friday television show through which merchandise is sold. The Company's one-third share of QRT's operating loss amounted to $831,000 during the first quarter of fiscal 1994.

     The Company has made a $3.9 million investment in Friday Holdings, L.P., a limited partnership. The limited partnership's purpose is to establish or acquire businesses in the communications field and to develop information products. The Company's one-third share of Friday Holdings' operating loss amounted to $350,000 in the first quarter of fiscal 1994.

     The Company has capitalized $6.5 million in costs relating to Q2, a new televised shopping/programming service, scheduled to be launched in the third quarter of fiscal 1994 in the United States. The capitalized start-up costs will be amortized over eighteen months starting at the commencement of broadcast operations.

Note 4 - CAPITAL STOCK

     The Company has 175,000,000 shares of Common Stock authorized. There were 40,214,097 shares outstanding at April 30, 1994 and 39,895,447 shares outstand-ing at January 31, 1994. The increase in the number of shares of Common Stock outstanding is the result of the exercise of warrants (310,000) and the exercise of employee stock options (8,650).

     The following table summarizes the number of Convertible Preferred shares at April 30, 1994 and January 31, 1994 (in thousands):

                    Shares
                  Authorized  Outstanding  Par Value
                  ----------  -----------  ---------
     Series A           10          -        $  -
     Series B        1,000         28           3
     Series C        1,000        531          53
     Series D          300          1           -
                                             ----
                                             $ 56
                                             ----

Note 5 - INCOME TAXES

     The Company adopted the principles of Statement of Financial Accounting Standards No. 109 ("SFAS 109") to account for income taxes in the first quarter of fiscal 1993. The cumulative effect of adopting SFAS 109 was to increase net income by approximately $4.0 million in the three-months ended April 30, 1993. The provisions for income taxes for the three months ended April 30, 1994 and 1993 are based on the estimated effective tax rate after considering the federal and state statutory rates, amortization of intangibles arising from the CVN acquisition, which is not deductible for tax purposes, and the fact that losses from foreign joint ventures provide no state income tax benefit.

     During the three months ended April 30, 1994, the Company received notice that the Internal Revenue Service ("IRS") has completed its examinations of the Company's federal income tax returns through fiscal 1991. As a result of the examination, the IRS has proposed adjustments that relate primarily to the amortization of cable television distribution rights, that would result in a potential tax liability for those years in excess of $56.0 million. The Company intends to vigorously contest these proposed adjustments. While it is not possible at this time to predict the outcome of these actions, it is the opinion of management, after reviewing the matter with outside counsel, that this matter will be resolved without having a material financial impact on the Company.

Note 6 - INCOME PER SHARE

     The Company computes income per share using the modified treasury stock method. Accordingly, primary earnings per share for the first quarter of fiscal 1994 were computed by dividing the net income by the 45,572,000 weighted average number of outstanding shares of Common Stock and Common shares assumed to be issued upon the conversion of the Convertible Preferred Stock plus the net 3,055,000 shares assumed to be outstanding from the exercise of options and warrants. Primary earnings per share for the three months ended April 30, 1993 were computed by dividing the net income by the 45,007,000 weighted average number of outstanding shares of Common Stock and Common shares assumed to be issued upon the conversion of the Convertible Preferred Stock plus the net 4,549,000 shares assumed to be outstanding from exercise of options and warrants. Fully-diluted earnings per share for both periods are not presented because they would not differ from the primary earnings per share.


Note 7 -  SUPPLEMENTAL INFORMATION ON CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Three months ended
                                                     April 30,
                                                -----------------------
                                                  1994           1993
                                                --------       --------
                                                     (in thousands)
Supplemental cash flow information:

 Interest paid                                  $  321        $  561

 Income taxes paid                                  20         4,393

Note 8 - LITIGATION

     As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994 ("Form 10-K"), filed with the Securities and Exchange Commission on April 20, 1994, the Company has been named as a defendant in certain actions filed in state and federal courts in Delaware arising out of Liberty Media Corporation's ("Liberty") prior acquisitions of shares of Home Shopping Network, Inc. ("HSN") and the Company's July 1993 letter proposal to HSN to combine HSN and the Company in a stock-for-stock transaction (the "HSN Actions"). The plaintiffs and other defendants to the HSN Actions have executed a Memorandum of Understanding (the "MOU") dated as of December 31, 1993, and amended February 7, 1994, setting forth an agreement in principle for the settlement of the HSN Actions for a total consideration of $13.0 million (plus $200,000 to cover administrative expenses), all of which is to be funded by Liberty. In early May 1994, the Company joined in the proposed settlement of the HSN Actions by becoming a party to a revised MOU. Under the revised MOU, QVC is not required to pay any portion of the proposed settlement fund. The proposed settlement is subject to the parties' obtaining the approval of the Delaware courts.

     In September 1993, Viacom International Inc. ("Viacom International"), a subsidiary of Viacom Inc. ("Viacom"), brought an action in New York federal court against the Company, Tele-Communications, Inc., Liberty, Satellite Services, Inc., Encore Media Corp., and Netlink USA, challenging the Company's September 1993 proposal to Paramount Communications Inc. ("Paramount") to combine Paramount and QVC in a cash and stock-for-stock exchange. Viacom International amended its complaint in November 1993 to add Comcast Corporation ("Comcast") as a defendant. Comcast was subsequently dismissed as a defendant. The Company filed an answer to the amended complaint in November 1993. On February 15, 1994, the Company terminated its tender offer for 50.1% of Paramount Common Stock. All claims against the Company were dismissed by court order filed on May 3, 1994.

     In October 1993, the Company brought an action in Delaware Chancery Court against Viacom, Paramount and certain Paramount directors for breach of fiduciary duty in failing to give fair treatment to the Company's merger proposal while granting undue advantages to Viacom's merger proposal. The Company sought to compel Paramount's board to give the two merger proposals equal consideration and also sought to invalidate certain "lockup" agreements and share purchase options given by Paramount to Viacom. In November 1993, the court granted the Company's motion for a preliminary injunction against Paramount's poison pill rights plan and certain other anti-takeover mechanisms being used to preclude the Paramount shareholders from accepting the Company's cash tender offer for 50.1% of Paramount Common Stock. On appeal by Paramount and Viacom, the Delaware Supreme Court affirmed the lower court's injunction on December 9, 1993, and subsequently issued a formal opinion in support of its ruling. On December 21, 1993, Viacom filed a motion to dismiss the Company's complaint against it. Paramount's time to respond to the Company's complaint has been extended to June 27, 1994.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company is a retailer of a wide range of consumer products which are marketed and sold by merchandise-focused televised-shopping programs. The average number of homes receiving the QVC Service was:

                                                            April 30,
                                                      --------------------
                                                      1994            1993
                                                      ----            ----
                                                      (in millions, except
                                                         dollar amounts)

Cable homes - 24 hours per day                         44.5            42.5
Cable homes - part-time                                 2.9             2.8
Satellite dish homes (estimated)                        3.0             3.0
                                                      -----           -----
         Total                                         50.4            48.3
                                                      -----           -----
Full-time equivalent homes ("FTE")                     47.0            44.9
                                                      -----           -----
QVC net sales per FTE home                            $ 6.29          $ 6.06

    FTE homes equal the total number of cable homes receiving the QVC Service 24 hours per day plus one-third of the part-time cable homes and one-half of the satellite dish homes. This calculation reflects the Company's estimate of the relative value to the Company of part-time homes and satellite dish homes compared to full-time homes. QVC net sales exclude non-merchandise revenue.

     Net revenue increased in the first three months of fiscal 1994 due to the increase in the number of homes receiving the QVC Service as well as an increase in net sales to existing subscribers. It is unlikely that the number of homes receiving the QVC Service will continue to grow at rates comparable to prior periods, given that the QVC Service is already received by approximately 80% of all the cable television homes in the United States. As relative growth in the number of homes declines, future growth in sales will depend increasingly on continued additions of new customers from homes already receiving the QVC Service and continued growth in repeat sales to existing customers.

     Operating profit increased slightly over the prior year's quarter as the increase in the gross profit resulting from the higher sales volume was partially offset by higher operating expenses.

Results of Operations
  Three months ended April 30, 1994 compared to three months ended April 30, 1993.

     The following table sets forth the Company's Consolidated Statements of Operations expressed as a percentage of net revenue:

                                                     Three months
                                                    ended April 30,
                                                  -------------------
                                                   1994         1993
                                                  -------------------
Net revenue                                       100.0%       100.0%
Cost of goods sold                                 61.0         58.4
                                                  ------       ------
Gross profit                                       39.0         41.6
                                                  ------       ------
Operating expenses:
  Variable costs                                   13.5         14.7
  General and administrative                       10.9         11.2
  Depreciation                                      1.4          1.5
  Amortization of intangible assets                 2.1          2.4
                                                  ------       ------
                                                   27.9         29.8
                                                  ------       ------
Operating income                                   11.1         11.8
Other income (expense):
  Losses from joint ventures                       (3.4)           -
  Interest expense                                 (0.1)        (0.2)
  Interest income                                   1.3          1.0
                                                  ------       ------
                                                   (2.2)         0.8
                                                  ------       ------
Income before income taxes and cumulative
  effect of a change in accounting principle        8.9         12.6
Income tax provision                               (4.8)        (6.2)
                                                  ------       ------
Income before cumulative effect of a change
  in accounting principle                           4.1          6.4
Cumulative effect of a change in accounting
  for income taxes                                    -          1.5
                                                  ------       ------
Net income                                          4.1%         7.9%
                                                  ------       ------
Net Revenue and Gross Profit

     Net revenue for the three months ended April 30, 1994 was $296.4 million, an increase of 8.5% over the $273.2 million net revenue in the prior year's quarter. The sales increase was due to the 4.7% increase in the average number of homes receiving the QVC Service as well as the 3.8% increase in net sales per FTE home.

     Net revenue in the first quarter of 1994 includes $2.8 million of net sales from The QVC Fashion Channel to 8.7 million homes compared to $7.9 million of net sales to 7.5 million FTE homes in 1992. The Company is starting a new shopping service, consisting of onQ and Q2, which is going to replace The QVC Fashion Channel. onQ is QVC's new fashion service for younger adults and will broadcast weekdays. In May 1994, onQ started broadcasting sixteen hours of live programming on Monday and nine hours of live programming on Thursday.
Q2 is being designed for the audience that has not yet purchased from traditional home-shopping formats and will broadcast weekends. The Company anticipates that onQ and Q2 will be fully operational, seven days a week, by the third quarter of fiscal 1994.

     The Company has two credit programs, the QVC Easy-Pay Plan and the QVC revolving credit card program. The Company offers customers the Easy-Pay option only on selected items. The Easy-Pay Plan permits customers to pay for such selected items in several monthly installments. When the Easy-Pay Plan is selected by the customer, the item purchased is shipped after the first payment is billed to the customer's credit card. The customer's credit card is subsequently billed up to four additional monthly installments until the total purchase price of the product has been received by the Company. QVC's revolving credit card program permits customers to charge purchases on the Company's own credit card. The accounts receivable from the revolving credit card program are purchased (with recourse) and serviced by an unrelated third party. Sales under these credit programs amounted to 42.9% and 38.3% of net revenue for the three months ended April 30, 1994 and 1993, respectively.
Sales under these credit programs increased as a percentage of total sales in the current quarter because of more sales under the Easy-Pay Plan. The loss provision for uncollectible accounts under these credit programs amounted to $5.2 million in the current period compared with $6.0 million in the prior year.

     The sales mix by product category as a percentage of net sales was as follows:

                                                     Three months
                                                   ended April 30,
                                                  -----------------
                                                   1994       1993
                                                  ------     ------
     Jewelry                                       38.9%      40.4%
     Apparel and accessories                       18.4       19.4
     Housewares                                    14.4       12.2
     Electronics                                    6.9        7.7
     Collectibles                                   7.0        9.0
     Other                                         14.4       11.3
                                                  ------     ------
                                                  100.0%     100.0%
                                                  ------     ------
     Gross profit for the quarter ended April 30, 1994 was $115.6 million, or 39.0% of net revenue, compared to $113.8 million, or 41.6% of net revenue in the prior year. The principal reason for the increase in gross profit was the increased sales volume. The decrease in the gross profit percentage in 1994 was principally due to the effect of higher gold prices on jewelry product profit margins and, to a lesser extent, stronger sales of the Company's promotional Today's Special Value items which sell below our normal gross profit margins.

Variable Costs

     Variable costs totaled $40.0 million and $40.1 million for the first quarter of 1994 and 1993, respectively. The major components of this expense classification are detailed below, expressed in amounts and as a percentage of net revenue (dollars in millions):
                                                    Three months
                                                   ended April 30,
                                             ---------------------------
                                                 1994            1993
                                             -----------     -----------
                                               $      %        $      %
                                             ----   ----     ----   ----
Order processing and customer service        14.9    5.0     14.7    5.4
Commissions and license fees                 15.3    5.2     14.7    5.4
Provision for doubtful accounts               5.6    1.9      6.8    2.5
Credit card processing fees                   4.2    1.4      3.9    1.4
                                             ----   ----     ----   ----
                                             40.0   13.5     40.1   14.7
                                             ----   ----     ----   ----

     Order processing and customer service expenses increased as a result of the higher sales volume. These expenses decreased as a percentage of net revenue in 1994 due to greater utilization of the Company's automated ordering system which gives customers the option to place orders by using their touch-tone telephone instead of speaking to a telemarketing operator. In 1994, commissions and license fees increased in amount as a result of the higher sales volume and decreased as a percentage of net revenue as a result of a reduction of sales to homes obtained under the license agreement with JCPTV. The provision for doubtful accounts as a percentage of net revenue decreased in 1994 due to an improvement in collection experience of QVC's revolving credit card program. Credit card processing fees as a percentage of net revenue have remained stable.

General and Administrative

     During the first quarter of 1994, general and administrative expenses totaled $32.3 million, or 10.9% of net revenue compared to $30.6 million, or 11.2% of net revenue, in the prior year. The major components of general and administrative expenses are detailed below, expressed in amounts and as a percentage of net revenue (dollars in millions).

                                                    Three months
                                                   ended April 30,
                                             ---------------------------
                                                 1994            1993
                                             -----------     -----------
                                               $     %        $      %
                                             ----   ----     ----   ----
Administration                               10.7    3.6     10.7    3.9
Advertising and marketing                     7.3    2.5      6.8    2.5
Data processing                               4.1    1.4      4.3    1.6
Broadcasting                                  5.6    1.9      4.8    1.8
Merchandising and programming                 3.2    1.0      2.6    0.9
Occupancy costs                               1.4    0.5      1.4    0.5
                                             ----   ----     ----   ----
                                             32.3   10.9     30.6   11.2
                                             ----   ----     ----   ----
    The increase in advertising and marketing expenses during the first quarter of 1994 reflects additional promotional mailings to QVC customers. Data processing costs decreased slightly due to the purchase of computer equipment that was previously leased by the Company. The increase in broadcasting expenses reflects the higher costs to enhance the on-air presentation. Merchandising and programming expenses increased due to additional personnel needed to sustain the Company's sales growth.

Depreciation and Amortization

     Depreciation expense has remained constant in 1994 compared to the prior year. Amortization expense decreased due to the reduction in amortization of debt placement fees as a result of the repayment of the Senior term loan during the first quarter of 1993.

Operating Income

     Operating income of $32.9 million was slightly higher than last year's $32.4 million as the higher gross profit resulting from the sales volume was partially offset by higher operating expenses.

Losses from Joint Venture

     During 1993, the Company entered into four joint ventures which resulted in combined losses of $10.0 million during the first quarter of 1994. The most significant joint ventures are those formed with British Sky Broadcasting Limited ("BSkyB") and Grupo Televisa, S.A. de C.V. BSkyB and the Company formed a joint venture to bring electronic retailing to the United Kingdom.
On October 1, 1993, BSkyB and the Company launched "QVC - The Shopping Channel." A majority of all consumers subscribing to BSkyB's service are now able to receive the new QVC service - approximately 2.0 million homes. In addition, approximately .5 million cable homes receive the program. The agreement with BSkyB requires, among other things, that the Company provide all funding to the joint venture until it is profitable. The Company will then recover all prior funding before any profits are shared. During the first quarter of 1994, QVC - The Shopping Channel operations resulted in a $7.2 million loss, which was recorded by the Company, including $472,000 amortization of capitalized start-up costs.

     On November 15, 1993, the Company and Grupo Televisa, S.A. de C.V. began broadcasting "CVC" in Mexico. CVC is distributed through broadcast television, cable television and satellite dishes to approximately 7.3 million FTE homes. The Company's 50% share of CVC's operations resulted in a $1.6 million loss during the first quarter, including $319,000 amortization of capitalized start-up costs.

     The Company also entered a joint venture with Tribune Entertainment Company and Regal Communications to produce and distribute "Can We Shop" with Joan Rivers. "Can We Shop" first aired on January 17, 1994 and is a one-hour, Monday through Friday television show through which merchandise is sold. The Company's share of the operating loss amounted to $831,000 during the 1994 first quarter.

     The Company made a one-third investment in Friday Holdings, L.P. for the purpose of establishing or acquiring businesses in the communications field as well as developing information products. The Company recorded a $350,000 loss in association with this partnership.

Interest Expense

     Interest expense has remained relatively constant.

Interest Income

     The Company experienced higher interest income on its revolving charge card due to higher average account balances as well as an increase in the number of customer accounts. The Company also experienced higher interest income on its temporary cash investments.

Income Tax Provision

     The Company adopted the principles of Statement of Financial Accounting Standards No. 109 ("SFAS 109") to account for income taxes in the first quarter of fiscal 1993. The provisions for income taxes for the three months ended April 30, 1994 and 1993 are based on the estimated effective tax rate after considering the federal and state statutory rates, amortization of intangibles arising from the CVN acquisition which is not deductible for tax purposes, and the fact that the foreign joint ventures provide no state income tax benefit.

Cumulative Effect of Change in Accounting Principle

     Effective February 1, 1993, the Company changed its method of accounting for income taxes as required by SFAS 109, "Accounting for Income Taxes". This statement supersedes SFAS 96, which was adopted by the Company in fiscal 1988. The cumulative effect of adopting SFAS 109 was to increase net income by approximately $4.0 million in the first quarter of fiscal 1993.

Net Income

     Net income for the first quarter of 1994 was $12.1 million compared to net income of $21.6 million in the prior year. The changes in net income resulted from the factors discussed above.

Liquidity and Capital Resources

     The Company's principal source of working capital is internally-generated cash flow from operations. For the three months ended April 30, 1994, net cash provided by operating activities totaled $10.4 million. Net cash provided by operations was decreased by the increase in working capital items of $17.9 million in 1994.

     The Company's capital expenditures during the first quarter of 1994 totaled $2.8 million, principally for broadcast equipment and computer software.

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

     The Company has a $60.0 million bank revolving credit facility to finance operations as well as to fund letters of credit for merchandise purchases. Interest on outstanding amounts under this agreement is payable at the bank's prime rate or other interest rate options. A commitment fee of .15% is currently payable on the unused portion of the revolving credit facility. The commitment fee was reduced from .25% on March 30, 1994. The credit agreement requires the Company to maintain certain ratios for total liabilities to shareholders' equity and for coverage of fixed charges. Outstanding letters of credit totaled $9.2 million at April 30, 1994.

     Working capital at April 30, 1994 was $124.0 million compared to working capital of $101.8 million at January 31, 1994. The current ratio was 1.4 at April 30, 1994 compared to 1.3 at January 31, 1994. Long-term debt to total capitalization was 1.2% at April 30, 1994.

     During the first quarter of 1994, the Company entered into affiliation agreements with various cable system operators for carriage of the Company's new shopping service, Q2. The cable system operators will receive compensation from the Company which is dependent upon the number of additional subscribers and the launch date of Q2 on the cable system. The Company estimates that the cost of these cable television distribution rights will approximate $40.0 million during the remainder of fiscal 1994, which will be funded from the Company's free cash flow.

     The Company believes that its present capital resources and future operations will result in adequate financial resources to fund all future interest and debt payments as well as capital expenditures.

Effects of Inflation

     Inflation has not had a significant impact on the results of the Company's operations.

                   Part II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     As previously reported in the Annual Report on Form 10-K of QVC Network, Inc. (the "Company" or "QVC, Inc." or "QVC") for the fiscal year ended January 31, 1994 (the "Form 10-K"), filed with the Securities and Exchange Commission (the "Commission") on April 20, 1994, the Company has been named as a defendant in certain actions filed in the state and federal courts in Delaware arising out of Liberty Media Corporation's ("Liberty") prior acquisitions of shares of Home Shopping Network, Inc. ("HSN") and the Company's July 1993 letter proposal to HSN to combine HSN and the Company in a stock-for-stock transaction (the "HSN Actions"). As also previously reported in the Form 10-K, the plaintiffs and other defendants to the HSN Actions had previously executed a Memorandum of Understanding (the "MOU") setting forth an agreement in principle for the settlement of the HSN Actions for a total consideration of $13 million (plus $200,000 to cover administrative expenses), all of which is to be funded by Liberty. In early May 1994, the Company joined in the proposed settlement of the HSN Actions by becoming a party to a revised MOU. Under the revised MOU, QVC is not required to pay any portion of the proposed settlement fund. The parties are currently in the process of preparing formal settlement papers to submit to the Delaware courts for approval of the proposed settlement.

     In September 1993, Viacom International Inc. ("Viacom International"), a subsidiary of Viacom Inc. ("Viacom"), brought an action in a New York federal court against the Company, Tele-Communications, Inc., Liberty, Satellite Services, Inc., Encore Media Corp., and Netlink USA, challenging the Company's September 1993 proposal to Paramount Communications Inc. ("Paramount") to combine Paramount and QVC in a cash and stock-for-stock exchange. Viacom International amended its complaint in November 1993 to add Comcast Corporation ("Comcast") as a defendant. Comcast was subsequently dismissed as a defendant. The Company filed an answer to the amended complaint in November 1993. On February 15, 1994, the Company terminated its efforts to acquire Paramount, and Viacom eventually acquired Paramount in a cash and stock-for-stock exchange. On April 21, 1994, plaintiffs filed a Stipulation and Order of Dismissal, dismissing all claims against QVC without prejudice. This Stipulation and Order of Dismissal was filed as a court order on May 3, 1994.

     In October 1993, the Company brought an action in the Delaware Chancery Court against Viacom, Paramount and certain Paramount directors for breach of fiduciary duty in failing to give fair treatment to QVC's proposal to merge with Paramount while granting undue advantages to Viacom's merger proposal. The Company sought to compel Paramount's board of directors to give the two merger proposals equal consideration and also sought to invalidate certain "lockup" agreements and share purchase options given by Paramount to Viacom. In November 1993, the court granted the Company's motion for a preliminary injunction against Paramount's poison pill rights plan and certain other anti-takeover mechanisms being used to preclude the Paramount shareholders from accepting the Company's cash tender offer for Paramount shares. On appeal by Paramount and Viacom, the Delaware Supreme Court affirmed the lower court's injunction on December 9, 1993, and subsequently issued a formal opinion in support of its ruling. On December 21, 1993, Viacom filed a motion to dismiss the Company's complaint against it. Paramount's time to respond to the complaint has been extended to June 27, 1994.

     The Company has also been named as a defendant in various legal proceedings arising in the ordinary course of business. Although the outcome of these matters cannot be determined, in the opinion of management, disposition of these proceedings will not have a material effect on the Company's financial position.

Item 5.   Other Information.

     As previously reported in the Form 10-K, under the Stock Option Agreement, dated as of February 15, 1994 (the "Stock Option Agreement"), among the Company, BellSouth Corporation ("BellSouth"), Advance Publications, Inc. ("Advance"), and Cox Enterprises, Inc. ("Cox"), BellSouth, Advance and Cox were granted certain options to purchase shares of QVC Common Stock. These options are currently exercisable until the later of the date that is (i) August 15, 1994, or (ii) if approval of the stockholders of the Company of the issuance of these options is required, ten (10) business days after the stockholders vote with respect to such matter (whether or not such approval is received). By proxy materials mailed to its stockholders on or about May 31, 1994, the Company is seeking such approval at the annual meeting of stockholders which is scheduled to be held on June 27, 1994.

     Additionally, under the Stock Option Agreement, BellSouth has agreed that if it purchases Common Stock pursuant thereto, it will become a party to the Stockholders Agreement dated as of July 16, 1993, among Comcast, Liberty, Arrow Investments, L.P. ("Arrow"), and certain affiliates and subsidiaries of such parties (the "Stockholders Agreement"), in accordance with the terms of the Understanding Among Stockholders dated as of November 11, 1993, among BellSouth, Liberty, Comcast and Arrow (the "Understanding Among Stockholders"). The Stock Option Agreement further provides that, after BellSouth becomes a party to the Stockholders Agreement, so long as Comcast, Arrow, Liberty or BellSouth remains an Eligible Stockholder (as defined in the Stockholders Agreement), the Company will not take any action to (i) block or prevent open market purchases by such Eligible Stockholder or Liberty (if it has become a party to the Stockholders Agreement under the terms of the Liberty-QVC Agreement, dated November 11, 1993, between QVC and Liberty (the "Liberty-QVC Agreement")) of Common Stock so long as such entity's total fully diluted voting power of the Company does not exceed 35% of the fully diluted outstanding voting power of the Company or (ii) discriminate against such Eligible Stockholder or Liberty (if it has become a party to the Stockholders Agreement pursuant to the Liberty-QVC Agreement) as a stockholder or deprive BellSouth, Comcast, Arrow or Liberty (if it has become a party to the Stockholders Agreement pursuant to the Liberty-QVC Agreement) of full rights as a stockholder of the Company.

     Under the Stock Option Agreement, the Company, BellSouth, Cox and Advance also agreed that, for a period of 18 months from February 15, 1994, if the Company proposes to invest in, acquire or form all or part of an originator, owner or other producer of programming or content (including, without limitation, a film studio, network, film library or television programming producer) in a transaction valued at greater than $250 million, and if the Stock Option Agreement has not terminated with respect to the applicable purchaser thereunder or such purchaser has acquired shares of Common Stock pursuant to the Stock Option Agreement, the Company will give such purchaser along with Comcast (and Liberty, if it has become a party to the Stockholders Agreement), to the extent the Company requires third party financing in connection with such transaction, a preferential opportunity, subject to applicable law, to participate meaningfully in any such transaction on an arm's-length basis and will negotiate in good faith concerning any such party's participation therein. None of BellSouth, Comcast and Liberty will be entitled to any such preferential opportunity, however, to the extent it is not legally permitted to participate in the relevant transaction.

     The description herein of the Stock Option Agreement is qualified in its entirety by reference to such agreement, a copy of which is an Exhibit to the Proxy Statement on Schedule 14A of the Company filed with the Commission on May 31, 1994, which is incorporated by reference herein.

     Contemporaneously with the execution of the Stock Option Agreement, Comcast and Liberty entered into an Acknowledgement and Agreement dated as of February 15, 1994, pursuant to which Comcast and Liberty acknowledged and agreed to the foregoing provisions of the Stock Option Agreement and further agreed that such provisions modified and replaced the $500 million stock option provisions of the Memorandum of Understanding, dated as of November 11, 1993, between QVC and BellSouth.

     Comcast, Liberty, BellSouth, Advance, Arrow and Cox have also entered into a Letter Agreement dated as of February 15, 1994, pursuant to which the parties agreed that the Agreement Among

Stockholders (whereby each of them agreed to vote all of their shares of voting securities of the Company, if any, in favor of any merger with Paramount and the issuance of securities in connection therewith) was terminated except that (i) each of Comcast, Liberty and Arrow will be required to vote all of its equity securities of the Company (to the extent such securities are entitled to vote with respect thereto) in favor of the issuance of the shares of Common Stock pursuant to the Stock Option Agreement and (ii) each of Comcast, Liberty, Arrow and BellSouth remains bound by the provision of the Agreement Among Stockholders acknowledging the Liberty-QVC Agreement.

     On May 19, 1994, Liberty filed a Schedule 13D (Amendment No.
25) with the Commission, in which it stated that it no longer may be deemed to constitute a "group" with Comcast and Barry Diller for purposes of Rule 13d-5 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") with respect to the respective beneficial ownership of Liberty, Comcast and Mr. Diller of the Common Stock of QVC, as a result of the expiration of the 90-day period following the termination of the Company's bid for Paramount, within which Liberty was entitled to elect to be reinstated as an Eligible Stockholder under the Stockholders Agreement, and Liberty's decision not to be so reinstated. Except for Mr. Diller's options pursuant to the Liberty-QVC Agreement and the Stockholders Agreement to purchase from Liberty the equivalent of 1,627,934 shares of Common Stock of the Company, Liberty states that it no longer has any contract, agreement or understanding with Comcast or Mr. Diller with respect to the disposition or voting of the outstanding equity securities of the Company. As a result, except as noted in its Schedule 13D filing, Liberty states that it has sole voting and dispositive power with respect to all 10,255,867 shares of QVC Common Stock beneficially owned by it and no longer has any rights or obligations under the Stockholders Agreement.

     The Company has entered into new employment agreements with Douglas S. Briggs and William F. Costello, each dated as of January 1, 1994 (collectively, the "Employment Agreements"), agreeing to employ them as President, QVC Electronic Retailing, and Executive Vice President and Chief Financial Officer, respectively. The Employment Agreements are similar to Mr. Briggs' and Mr. Costello's former employment agreements with the Company, dated as of December 9, 1992, except that Mr. Briggs and Mr. Costello have had the terms of their agreements extended to December 31, 1998, and December 31, 1996, respectively. Mr. Briggs' Employment Agreement provides for an annual base salary of $350,000, subject to specific stated annual increases. Mr. Costello's Employment Agreement provides for an annual base salary of $300,000, subject to annual upward review at the discretion of the Company. Mr. Briggs and Mr. Costello will continue to be eligible for and participate in such bonus and incentive compensation programs as are generally provided to other executive officers of the Company.

Item 6.   Exhibits and Reports on Form 8-K.

     a.   Exhibits.

     10.1 Employment Agreement, dated as of January 1, 1994, between QVC and Douglas S. Briggs.

     10.2 Employment Agreement, dated as of January 1, 1994, between QVC and William F. Costello.

     11.       Statement re Computation of Per Share Earnings.

     99.       Stipulation and Order of Dismissal in Viacom
               International Inc. v. Tele-Communications, Inc., et al., filed on May 3, 1994, in the United States
               District Court for the Southern District of New
               York.

     b.   Reports on Form 8-K.

          During the fiscal quarter ended April 30, 1994, no Current Reports on Form 8-K were filed.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   QVC NETWORK, INC.
                                   (Registrant)


                                     /s/  Barry Diller
                                   --------------------------------
                                        Barry Diller
                                        Chairman and
                                   Chief Executive Officer


                                     /s/  William F. Costello
                                   --------------------------------
                                        William F. Costello
                                   Executive Vice President
                                   and Chief Financial Officer


Dated:    June 13, 1994

                       INDEX OF EXHIBITS


Exhibit No.              Description
- - -----------              -----------

     10.1 Employment Agreement, dated as of January 1, 1994, between QVC and Douglas S. Briggs.

     10.2 Employment Agreement, dated as of January 1, 1994, between QVC and William F. Costello.

     11.       Statement re Computation of Per Share Earnings.

     99.       Stipulation and Order of Dismissal in Viacom
               International Inc. v. Tele-Communications, Inc., et al., filed on May 3, 1994, in the United States
               District Court for the Southern District of New
               York.