Form 10-K/A
period 1994-01-31
QVC NETWORK INC
filed 1994-07-05
CIK 797565

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-K/A
                               (Amendment No. 2)


(Mark One)

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended January 31, 1994

                                       or

/   /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from ------------- to -----------------

                          Commission File No. 0-14999

                                     QVC, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                   23-2414041
- - ---------------------------------------           ---------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

1365 Enterprise Drive
West Chester, Pennsylvania                                19380
- - ----------------------------------------          ---------------------
(Address of principal executive offices)                  (Zip Code)


        Registrant's telephone number, including area code:  (610) 430-1000

        Securities registered pursuant to Section 12(b) of the Act:  None

        Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                 --------------
                                 Title of Class

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.    Yes X   No ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold as of the close of trading on March 31, 1994, was $839,806,539.

        The number of shares outstanding of the registrant's Common Stock (net of shares held in treasury), as of March 31, 1994 was:

               Common Stock ($.01 par value) - 39,904,097 shares


                      DOCUMENTS INCORPORATED BY REFERENCE:

                 The registrant's definitive proxy statement in connection with the 1994 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the end of the fiscal year ended January 31, 1994, is incorporated by reference in Part III of the Annual Report on Form 10-K.

                 Item 14 (Exhibits, Financial Statement Schedules and Reports on Form 8-K) of Registrant's Annual Report on Form 10- K for the fiscal year ended January 31, 1994, is hereby amended as follows:


                 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                 (a)(3)

                 Exhibit 10.52 --- An Application for Confidential Treatment pursuant to Rule 24b-2 of certain portions of the Joint Venture Agreement, dated October 11, 1993, among QVC Network, Inc., QVC Britain, British Sky Broadcasting Limited, Precis (1192) Limited and QVC (without exhibits), has been withdrawn. A copy of that agreement (without exhibits) (including the portions which were subject to the application) is attached hereto.

                                   SIGNATURES



                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  QVC, INC.

                                                  By:  /s/ Neal S. Grabell
                                                     -------------------------
                                                           Neal S. Grabell
                                                        Senior Vice President





Dated: July 5, 1994