Form 10-Q
period 1994-07-31
QVC NETWORK INC
filed 1994-08-29
CIK 797565

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
(MARK ONE)
/X/              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JULY 31, 1994
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM        TO

                          COMMISSION FILE NO. 0-14999
                            ------------------------

                                   QVC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              23-2414041
   (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

                 1365 ENTERPRISE DRIVE, WEST CHESTER, PA 19380
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (610) 430-1000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                   QVC NETWORK, INC., GOSHEN CORPORATE PARK,
                             WEST CHESTER, PA 19380
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

                            ------------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES  X NO      .

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK (NET OF SHARES HELD IN TREASURY) AS OF JULY 31, 1994, WAS:

               COMMON STOCK ($.01 PAR VALUE) -- 40,265,392 SHARES
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                   QVC, INC.

                                     INDEX

                        PART I -- FINANCIAL INFORMATION

                                                                                      PAGE NO.
                                                                                      --------
Consolidated Balance Sheets........................................................       2
Consolidated Statements of Operations..............................................       3
Consolidated Statements of Cash Flows..............................................       4
Consolidated Statement of Shareholders' Equity.....................................       5
Notes to Consolidated Financial Statements.........................................       6
Management's Discussion and Analysis of Financial Condition and Results of
  Operations.......................................................................      12

                          PART II -- OTHER INFORMATION

Item 1:  Legal Proceedings...........................................................    19
Item 4:  Submission of Matters to a Vote of Security Holders.........................    20
Item 5:  Other Information...........................................................    21
Item 6:  Exhibits and Reports on Form 8-K............................................    21
Signatures...........................................................................    23

                           QVC, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          JULY 31,    JANUARY 31,
                                                                            1994         1994
                                                                          --------    -----------
                                             ASSETS
Current assets:
     Cash and cash equivalents.........................................   $ 49,537     $  15,873
     Accounts receivable, less allowance for doubtful accounts of
      $66,380 at July 31, 1994 and $52,759 at January 31, 1994.........    182,810       183,162
     Inventories.......................................................    150,041       148,208
     Deferred taxes....................................................     57,981        59,749
     Prepaid expenses..................................................      7,870         5,536
                                                                          --------    -----------
          Total current assets.........................................    448,239       412,528
Property, plant and equipment, at cost, less accumulated
  depreciation.........................................................     81,072        80,579
Cable television distribution rights, net..............................     99,662        99,579
Other assets, net......................................................     39,657        33,664
Excess of cost over acquired net assets................................    246,921       251,810
                                                                          --------    -----------
          Total assets.................................................   $915,551     $ 878,160
                                                                          ========      ========
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt..............................   $  3,143     $   3,114
     Accounts payable-trade............................................     81,340        81,594
     Accrued liabilities...............................................    235,871       225,989
                                                                          --------    -----------
          Total current liabilities....................................    320,354       310,697
Long-term debt, less current maturities................................      6,751         7,044
                                                                          --------    -----------
          Total liabilities............................................    327,105       317,741
                                                                          --------    -----------
Shareholders' equity:
     Convertible Preferred Stock, par value $.10.......................         56            56
     Common Stock, par value $.01......................................        403           399
     Additional paid-in capital........................................    450,259       446,027
     Retained earnings.................................................    137,728       113,937
                                                                          --------    -----------
          Total shareholders' equity...................................    588,446       560,419
                                                                          --------    -----------
          Total liabilities and shareholders' equity...................   $915,551     $ 878,160
                                                                          ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           QVC, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                             JULY 31,                JULY 31,
                                                       --------------------    --------------------
                                                         1994        1993        1994        1993
                                                       --------    --------    --------    --------
Net revenue.........................................   $303,277    $262,438    $599,718    $535,670
Cost of goods sold..................................    184,315     154,500     365,127     313,959
                                                       --------    --------    --------    --------
Gross profit........................................    118,962     107,938     234,591     221,711
                                                       --------    --------    --------    --------
Operating expenses:
     Variable costs.................................     40,014      37,171      80,051      77,301
     General and administrative.....................     36,918      36,270      69,209      66,840
     Depreciation...................................      4,276       4,137       8,518       8,103
     Amortization of intangible assets..............      6,340       6,476      12,545      13,156
                                                       --------    --------    --------    --------
                                                         87,548      84,054     170,323     165,400
                                                       --------    --------    --------    --------
Operating income....................................     31,414      23,884      64,268      56,311
                                                       --------    --------    --------    --------
Other income (expense):
     Losses from joint ventures.....................     (9,557)         --     (19,570)         --
     Interest expense...............................       (343)       (352)       (701)       (896)
     Interest income................................      3,999       2,605       7,899       5,268
                                                       --------    --------    --------    --------
                                                         (5,901)      2,253     (12,372)      4,372
                                                       --------    --------    --------    --------
Income before income taxes and cumulative effect of
  a change in accounting principle..................     25,513      26,137      51,896      60,683
Income tax provision................................    (13,785)    (12,810)    (28,105)    (29,735)
                                                       --------    --------    --------    --------
Income before cumulative effect of a change in
  accounting principle..............................     11,728      13,327      23,791      30,948
Cumulative effect of a change in accounting for
  income taxes......................................         --          --          --       3,990
                                                       --------    --------    --------    --------
Net income..........................................   $ 11,728    $ 13,327    $ 23,791    $ 34,938
                                                       ========    ========    ========    ========
Income per share:
     Primary:
     Income before cumulative effect of a change in
       accounting principle.........................   $    .25    $    .26    $    .49    $    .62
     Cumulative effect of a change in accounting for
       income taxes.................................         --          --          --         .08
                                                       --------    --------    --------    --------
     Net income.....................................   $    .25    $    .26    $    .49    $    .70
                                                       ========    ========    ========    ========
     Fully diluted:
     Income before cumulative effect of a change in
       accounting principle.........................   $    .24    $    .26    $    .49    $    .60
     Cumulative effect of a change in accounting for
       income taxes.................................         --          --          --         .08
                                                       --------    --------    --------    --------
     Net income.....................................   $    .24    $    .26    $    .49    $    .68
                                                       ========    ========    ========    ========
Weighted average number of common and common
  equivalent shares:
          Primary...................................     47,706      50,885      48,150      50,219
                                                       ========    ========    ========    ========
          Fully diluted.............................     49,186      51,159      49,050      51,139
                                                       ========    ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           QVC, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           SIX MONTHS ENDED
                                                                               JULY 31,
                                                                        ----------------------
                                                                          1994          1993
                                                                        --------      --------
Cash flows from operating activities:
     Net income......................................................   $ 23,791      $ 34,938
     Adjustments to reconcile net income to net cash provided by operating activities:
          (Increase) decrease in deferred taxes......................     (2,229)        2,676
          Cumulative effect of a change in accounting for income
            taxes....................................................         --        (3,990)
          Depreciation...............................................      8,518         8,103
          Amortization of intangible assets..........................     12,545        13,156
          Losses from joint ventures.................................     19,570            --
          Losses on sales of equipment...............................        275            --
     Changes in other non-current assets.............................     (7,985)        1,067
     Effects of changes in working capital items*....................      7,581       (10,878)
                                                                        --------      --------
     Net cash provided by operating activities.......................     62,066        45,072
                                                                        --------      --------
Cash flows from investing activities:
     Capital expenditures............................................     (9,366)      (13,278)
     Changes in other assets.........................................     (7,872)       (1,113)
     Investments in and advances to joint ventures...................    (15,216)           --
     Proceeds from sales of equipment................................         80            --
                                                                        --------      --------
     Net cash used in investing activities...........................    (32,374)      (14,391)
                                                                        --------      --------
Cash flows from financing activities:
     Borrowings under revolving credit facilities....................         --        20,000
     Payments against revolving credit facilities....................         --       (20,000)
     Principal payments under capitalized leases and other debt......       (264)         (250)
     Payments under Senior term loan.................................         --       (21,000)
     Proceeds from exercise of stock options.........................      1,136           906
     Proceeds from exercise of warrants..............................      3,100            --
                                                                        --------      --------
     Net cash provided by (used in) financing activities.............      3,972       (20,344)
                                                                        --------      --------
Net increase in cash and cash equivalents............................     33,664        10,337
Cash and cash equivalents at beginning of period.....................     15,873         4,279
                                                                        --------      --------
Cash and cash equivalents at end of period...........................   $ 49,537      $ 14,616
                                                                        ========      ========
* Analysis of effects of changes in working capital items:
     Decrease in accounts receivable.................................   $    352      $  5,202
     Increase in inventories.........................................     (1,833)      (17,696)
     Decrease (increase) in deferred taxes...........................      1,768        (5,649)
     Increase in prepaid expenses....................................     (2,334)       (1,429)
     (Decrease) increase in accounts payable.........................       (254)       10,737
     Increase (decrease) in accrued liabilities......................      9,882        (2,043)
                                                                        --------      --------
                                                                        $  7,581      $(10,878)
                                                                        ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           QVC, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        ADDITIONAL
                                             CONVERTIBLE      COMMON     PAID-IN      RETAINED
                                           PREFERRED STOCK    STOCK      CAPITAL      EARNINGS     TOTAL
                                           ---------------    ------    ----------    --------    --------
Balance January 31, 1994................         $56           $399      $ 446,027    $113,937    $560,419
Net income for period...................          --             --             --      23,791      23,791
Proceeds from exercise of warrants......          --              3          3,097          --       3,100
Proceeds from the exercise of employee            --
  stock options.........................                          1          1,135          --       1,136
                                                 ---          ------    ----------    --------    --------
Balance July 31, 1994...................         $56           $403      $ 450,259    $137,728    $588,446
                                           ===========        ======      ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           QVC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The interim consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended January 31, 1994 and 1993.

     In the opinion of QVC, Inc. (the "Company" or "QVC"), all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments principally consist of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The consolidated financial statements include the accounts of the Company and all subsidiaries. Investments in the Company's joint ventures (50% or less owned) are accounted for under the equity method. All significant intercompany accounts and transactions are eliminated in consolidation.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the QVC, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 1994.

NOTE 3 -- OTHER ASSETS

     Other assets consist of the following:

                                                                         JULY       JANUARY
                                                                          31,         31,
                                                                         1994         1994
                                                                        -------    ----------
                                                                           (IN THOUSANDS)
    Deferred taxes (Note 5)..........................................   $19,494     $ 17,265
    Investments in and advances to joint ventures, net of accumulated
      losses.........................................................     6,840       11,194
    Start-up costs...................................................    11,444        3,459
    Satellite transponder rights.....................................     1,000        1,000
    Other............................................................     1,353        1,234
                                                                        -------    ----------
                                                                         40,131       34,152
    Less -- accumulated amortization.................................      (474)        (488)
                                                                        -------    ----------
    Net other assets.................................................   $39,657     $ 33,664
                                                                        =======     ========

     During fiscal 1993, the Company established electronic retailing program service in the United Kingdom ("QVC -- The Shopping Channel") and Mexico ("CVC") through joint venture agreements with British Sky Broadcasting Limited and Grupo Televisa, S.A. de C.V., respectively. The joint venture in the United Kingdom began broadcasting on October 1, 1993, and the joint venture in Mexico began broadcasting on November 15, 1993. The joint venture agreement in the United Kingdom requires, among other things, that the Company provide all funding to the joint venture until it is profitable. The Company will then recover all prior funding before any profits are shared. Accordingly, the Company has included 100% of the loss on operations of this venture in the Consolidated Statements of Operations. The operating results of the joint venture in Mexico are shared equally by the partners.

     Summarized financial information for "QVC -- The Shopping Channel" and "CVC" on a 100% basis as of and for the three and six months ended July 31, 1994 follows (in thousands):

                                                                      QVC -- THE
                                                                   SHOPPING CHANNEL          CVC
                                                                   ----------------    ----------------
    Current assets..............................................        $6,199             $11,661
    Property, plant and equipment, net..........................         2,248               2,190
    Unamortized start-up costs..................................         1,260                 967
    Current liabilities.........................................         6,079              12,587

                                   THREE MONTHS ENDED JULY 31, 1994                 SIX MONTHS ENDED JULY 31, 1994
                                ---------------------------------------         ---------------------------------------
                                   QVC -- THE                                      QVC -- THE
                                SHOPPING CHANNEL             CVC                SHOPPING CHANNEL             CVC
                                ----------------       ----------------         ----------------       ----------------
    Net revenue..............       $  4,548               $ 6,960               $  7,617                 $11,649
    Gross profit.............          1,550                 1,894                  2,184                   2,781
    Loss.....................         (7,096)               (2,980)               (14,293)                 (6,247)

     In fiscal 1993, the Company also entered a joint venture with Tribune Entertainment Company and Regal Communications to form QRT Enterprises ("QRT"). QRT produced and syndicated "Can We Shop" with Joan Rivers, which commenced broadcasting January 17, 1994. On June 15, 1994, QRT announced plans to cease the venture with the last show broadcasting on July 15. 1994. "Can We Shop" was a one-hour, Monday through Friday television show through which merchandise was sold. The Company's one-third share of QRT's operating loss amounted to $421,000 during the second quarter of fiscal 1994 and $1.3 million during the first six months of fiscal 1994.

     The Company has made a $4.4 million investment in Friday Holdings, L.P., a limited partnership ("Friday Holdings"). The limited partnership's purpose is to establish or acquire businesses in the communications field and to develop information products. The Company's one-third share of Friday Holdings' operating loss amounted to $550,000 in the second quarter of fiscal 1994 and $900,000 for the first six months of fiscal 1994. In August 1994, the limited partners of Friday Holdings received notice from the general partner that the limited partnership is to be dissolved and the assets distributed to the partners.

     The Company has capitalized $11.4 million in costs relating to Q2, a new televised shopping/programming service, scheduled to be launched in the third quarter of fiscal 1994 in the United States. The capitalized start-up costs will be amortized over eighteen months starting at the commencement of broadcast operations.

NOTE 4 -- CAPITAL STOCK

     The Company has 175,000,000 shares of Common Stock authorized. There were 40,265,392 shares outstanding at July 31, 1994 and 39,895,447 shares outstanding at January 31, 1994. The increase in the number of shares of Common Stock outstanding is the result of the exercise of warrants (310,000), the exercise of employee stock options (50,875) and the conversion of Convertible Preferred Stock (9,070).

     The following table summarizes the number of Convertible Preferred shares at July 31, 1994 and January 31, 1994 (in thousands):

                                                           JULY 31, 1994              JANUARY 31, 1994
                                          SHARES      ------------------------    ------------------------
                                        AUTHORIZED    OUTSTANDING    PAR VALUE    OUTSTANDING    PAR VALUE
                                        ----------    -----------    ---------    -----------    ---------
    Series A.........................         10           --           $--            --           $--
    Series B.........................      1,000           28             3            28             3
    Series C.........................      1,000          531            53           531            53
    Series D.........................        300           --            --             1            --
                                                                     =======                     =======
                                                                        $56                         $56
                                                                     =======                     =======

NOTE 5 -- INCOME TAXES

     The Company adopted the principles of Statement of Financial Accounting Standards No. 109 ("SFAS 109") to account for income taxes in the first quarter of fiscal 1993. The cumulative effect of adopting SFAS 109 was to increase net income by approximately $4.0 million in the first quarter of fiscal 1993. The provisions for income taxes for the three months and six months ended July 31, 1994 and 1993 are based on the estimated annual effective tax rate after considering the federal and state statutory rates, amortization of intangibles arising from the CVN acquisition, which is not deductible for tax purposes, and the fact that the losses from joint ventures provide no significant state income tax benefit.

     During the first quarter of the current year, the Company received notice that the Internal Revenue Service ("IRS") has completed its examinations of the Company's federal income tax returns through fiscal 1991. As a result of the examination, the IRS has proposed adjustments that relate primarily to the amortization of cable television distribution rights, that would result in a potential tax liability for those years in excess of $56.0 million. The Company intends to vigorously contest these proposed adjustments. While it is not possible at this time to predict the outcome of these actions, it is the opinion of management, after reviewing the matter with outside counsel, that this matter will be resolved without having a material financial impact on the Company.

NOTE 6 -- INCOME PER SHARE

     The Company computes income per share using the modified treasury stock method. The following table presents the information needed to compute net income per share for the three and six months ended July 31, 1994 and 1993 (in thousands, except per share amounts).

                                      THREE MONTHS ENDED JULY 31,                  SIX MONTHS ENDED JULY 31,
                                ----------------------------------------    ----------------------------------------
                                       1994                  1993                  1994                  1993
                                ------------------    ------------------    ------------------    ------------------
                                            FULLY                 FULLY                 FULLY                 FULLY
                                PRIMARY    DILUTED    PRIMARY    DILUTED    PRIMARY    DILUTED    PRIMARY    DILUTED
                                -------    -------    -------    -------    -------    -------    -------    -------
Income:
    Income before cumulative
      effect of a change in
      accounting for income
      taxes..................   $11,728    $11,728    $13,327    $13,327    $23,791    $23,791    $30,948    $30,948
    Cumulative effect of a
      change in accounting
      for income taxes.......        --         --         --         --         --         --      3,990      3,990
                                -------    -------    -------    -------    -------    -------    -------    -------
    Net income...............   $11,728    $11,728    $13,327    $13,327    $23,791    $23,791    $34,938    $34,938
                                ========   ========   ========   ========   ========   ========   ========   ========
Shares:
    Weighted average number
      of common shares
      outstanding............    40,222     40,222     36,783     36,783     40,083     40,083     36,371     36,371
    Add -- Common equivalent
      shares assuming
      conversion of Series B,
      Series C and Series D
      Convertible Preferred
      Stock..................     5,590      5,590      8,264      8,264      5,592      5,592      8,655      8,655
    Add -- Common shares
      assumed to be
      outstanding from
      exercise of warrants
      and options............     9,773      9,646     10,357     10,357      9,773      9,646     10,380     10,380
    Less -- Assumed purchase
      of Common Stock from
      proceeds of exercise of
      warrants and options...    (7,879)    (6,272)    (4,519)    (4,245)    (7,298)    (6,271)    (5,187)    (4,267)
                                -------    -------    -------    -------    -------    -------    -------    -------
                                 47,706     49,186     50,885     51,159     48,150     49,050     50,219     51,139
                                ========   ========   ========   ========   ========   ========   ========   ========
Income per share:
    Income before cumulative
      effect of a change in
      accounting principle...   $   .25    $   .24    $   .26    $   .26    $   .49    $   .49    $   .62        .60
    Cumulative effect of a
      change in accounting
      for income taxes.......        --         --         --         --         --         --        .08        .08
                                -------    -------    -------    -------    -------    -------    -------    -------
    Net income...............   $   .25    $   .24    $   .26    $   .26    $   .49    $   .49    $   .70    $   .68
                                ========   ========   ========   ========   ========   ========   ========   ========

NOTE 7 -- SUPPLEMENTAL INFORMATION ON CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         SIX MONTHS
                                                                            ENDED
                                                                          JULY 31,
                                                                       ---------------
                                                                       1994     1993
                                                                       ----    -------
                                                                       (IN THOUSANDS)
        Supplemental cash flow information:
             Interest paid..........................................   $590    $   851
             Income taxes paid......................................    156     32,431

NOTE 8 -- MERGER WITH COMCAST CORPORATION AND LIBERTY MEDIA CORPORATION

     On August 4, 1994, the Company, Comcast Corporation ("Comcast"), Liberty Media Corporation ("Liberty") and a company wholly owned by Comcast and Liberty ("Holdings") entered into a definitive merger agreement pursuant to which QVC will merge with a subsidiary of Holdings. On August 11, 1994, Holdings commenced a tender offer for all shares of stock of QVC at a cash price of $46 per share of QVC Common Stock and $460 per share of QVC Convertible Preferred Stock. The total cost of the acquisition for the QVC Stock not owned by Comcast or Liberty will be approximately $1.42 billion. Comcast and Liberty have agreed to fund a total of approximately $316 million of the acquisition with the balance to be provided through debt financing which, after the merger, will be an obligation of QVC. Following the acquisition, Comcast and Liberty will own approximately 57% and 43%, respectively, of Holdings, which will own 100% of QVC.

     On August 24, 1994, the Federal Trade Commission requested additional information from Comcast and the Company on the proposed transactions. Such request will extend the waiting period under the Hart-Scott-Rodino antitrust law until 10 days after Comcast provides the data. The Company intends to respond promptly and believes the proposed transactions comply with antitrust laws.

NOTE 9 -- LITIGATION

     As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994, filed with the Securities and Exchange Commission on April 20, 1994, the Company has been named as a defendant in certain actions filed in state and federal courts in Delaware arising out of Liberty's prior acquisitions of shares of Home Shopping Network, Inc. ("HSN") and the Company's July 1993 letter proposal to HSN to combine HSN and the Company in a stock-for-stock transaction (the "HSN Actions"). The plaintiffs and other defendants to the HSN Actions have executed a Memorandum of Understanding (the "MOU") dated as of December 31, 1993, and amended February 7, 1994, setting forth an agreement in principle for the settlement of the HSN Actions for a total consideration of $13.0 million (plus $200,000 to cover administrative expenses), all of which is to be funded by Liberty. In early May 1994, the Company joined in the proposed settlement of the HSN Actions by becoming a party to a revised MOU. Under the revised MOU, QVC is not required to pay any portion of the proposed settlement fund. The proposed settlement is subject to the parties' obtaining the approval of the Delaware courts.

     In October 1993, the Company brought an action in Delaware Chancery Court against Viacom Inc. ("Viacom"), Paramount Communications Inc. ("Paramount") and certain Paramount directors for breach of fiduciary duty in failing to give fair treatment to the Company's merger proposal while granting undue advantages to Viacom's merger proposal. In November 1993, the court granted the Company's motion for a preliminary injunction against certain anti-takeover mechanisms being used to preclude the Paramount shareholders from accepting the Company's cash tender offer for 50.1% of Paramount Common Stock. On appeal by Paramount and Viacom, the Delaware Supreme Court affirmed the lower court's injunction in December 1993. Viacom subsequently filed a motion to dismiss the Company's complaint against it. Paramount's time to respond to the Company's complaint has been extended to August 26, 1994.

     In July 1994, after the announcement that Comcast and Liberty would make a joint offer to purchase all of the outstanding shares of stock of the Company, eight putative class action lawsuits (the "Consolidated Action") were filed by certain shareholders of the Company in the Delaware Court of Chancery on behalf of a purported class consisting of all public shareholders of the Company. The defendants in the Consolidated Action include the Company and directors of the Company. Plaintiffs alleged, among other things, that the defendants breached their fiduciary duties when considering the Comcast offer in that they failed to take all possible steps to seek out and encourage the best offer for the Company. Plaintiffs sought, among other things, an injunction ordering the defendants to auction the Company and an award of unspecified compensatory damages to the members of the plaintiff class.

     During early August, counsel for the shareholder plaintiffs advised counsel for Liberty that they were preparing to amend the operative complaint to name Comcast and Liberty as defendants in the Consolidated Action.

     On or about August 5, 1994, counsel for plaintiffs, defendants, Comcast and Liberty reached an agreement in principle providing for the settlement and dismissal with prejudice of the Consolidated Action. The agreement in principle provides, among other things, that an affiliate of Comcast and Liberty will commence a tender offer to purchase all of the outstanding shares of QVC Common Stock for $46 per share in cash, to be followed by a merger in which the remaining holders of QVC Common Stock will receive $46 per share in cash. The agreement in principle also provides that all defendants deny that any of them have committed or threatened to commit any violations of law or breaches of duty; that plaintiffs' counsel will apply to the court for an award of fees (to be paid by the Company in the event that the offer and merger are consummated) in an amount to be agreed among plaintiffs and defendants; and that the terms of the settlement are subject to court approval in all respects. In the event of court approval, all claims against defendants (and certain others) that were or could have been asserted in the settled Consolidated Action litigation will be dismissed with prejudice and released, and all such shareholders of the Company who may have had such claims by the Company's stockholders, at any time from June 29, 1994 through the effective date of the merger, will be barred from asserting them in the future. Prior to the time that court approval for the settlement described above is sought, shareholders of the Company who are members of the class on behalf of whom the action is brought will receive written notice of the terms of the settlement and the claims to be settled, released, dismissed and barred.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a retailer of a wide range of consumer products which are marketed and sold by merchandise-focused televised-shopping programs. The average number of homes receiving the QVC Service was (in millions, except dollar amounts):

                                                        THREE MONTHS
                                                            ENDED             SIX MONTHS ENDED
                                                          JULY 31,                JULY 31,
                                                      -----------------       ----------------
                                                      1994        1993         1994      1993
                                                      -----      ------       ------    ------
    Cable homes -- 24 hours per day................    45.1        43.2         44.8      42.8
    Cable homes -- part-time.......................     3.0         2.9          3.0       2.9
    Satellite dish homes (estimated)...............     3.0         3.0          3.0       3.0
                                                      -----      ------       ------    ------
              Total................................    51.1        49.1         50.8      48.7
                                                      =====      ======       ======    ======
    Full-time equivalent homes ("FTE").............    47.6        45.7         47.3      45.3
    QVC net sales per FTE home.....................   $6.36       $5.72       $12.65    $11.78

     FTE homes equal the total number of cable homes receiving the QVC Service 24 hours per day plus one-third of the part-time cable homes and one-half of the satellite dish homes. This calculation reflects the Company's estimate of the relative value to the Company of part-time homes and satellite dish homes compared to full-time homes. QVC net sales excludes non-merchandise revenue.

     Net revenue increased in the first six months of fiscal 1994 due to the increase in the number of homes receiving the QVC Service as well as an increase in net sales to existing subscribers. It is unlikely that the number of homes receiving the QVC Service will continue to grow at rates comparable to prior periods, given that the QVC Service is already received by approximately 80% of all the cable television homes in the United States. As relative growth in the number of homes declines, future growth in sales will depend increasingly on continued additions of new customers from homes already receiving the QVC Service and continued growth in repeat sales to existing customers.

     Operating profit margins have improved during the quarter largely as a result of variable costs not growing in proportion to increases in revenue and the relatively fixed nature of depreciation and amortization.

RESULTS OF OPERATIONS

     The following table sets forth the Company's Consolidated Statements of Operations expressed as a percentage of net revenue:

                                                               THREE MONTHS        SIX MONTHS
                                                              ENDED JULY 31,     ENDED JULY 31,
                                                              --------------     --------------
                                                              1994     1993      1994     1993
                                                              -----    -----     -----    -----
    Net revenue............................................   100.0%   100.0%    100.0%   100.0%
    Cost of goods sold.....................................    60.8     58.9      60.9     58.6
                                                              -----    -----     -----    -----
    Gross profit...........................................    39.2     41.1      39.1     41.4
                                                              -----    -----     -----    -----
    Operating expenses:
         Variable costs....................................    13.2     14.2      13.3     14.4
         General and administrative........................    12.2     13.8      11.5     12.5
         Depreciation......................................     1.4      1.6       1.4      1.5
         Amortization of intangible assets.................     2.1      2.4       2.1      2.5
                                                              -----    -----     -----    -----
                                                               28.9     32.0      28.3     30.9
                                                              -----    -----     -----    -----
    Operating income.......................................    10.3      9.1      10.8     10.5
    Other income (expense):
         Losses from joint ventures........................    (3.1)      --      (3.3)      --
         Interest expense..................................    (0.1)    (0.1)     (0.1)    (0.2)
         Interest income...................................     1.3      1.0       1.3      1.0
                                                              -----    -----     -----    -----
                                                               (1.9)     0.9      (2.1)     0.8
                                                              -----    -----     -----    -----
    Income before income taxes and cumulative effect of a
      change in accounting principle.......................     8.4     10.0       8.7     11.3
    Income tax provision...................................    (4.5)    (4.9)     (4.7)    (5.5)
                                                              -----    -----     -----    -----
    Income before cumulative effect of a change in
      accounting principle.................................     3.9      5.1       4.0      5.8
    Cumulative effect of a change in accounting for income
      taxes................................................      --       --        --       .7
                                                              -----    -----     -----    -----
    Net income.............................................     3.9%     5.1%      4.0%     6.5%
                                                              =====    =====     =====    =====

NET REVENUE AND GROSS PROFIT

     Net revenue for the three months ended July 31, 1994 was $303.3 million, an increase of 15.6% over the $262.4 million net revenue in the prior year's quarter. During the first six months of 1994, net revenue was $599.7 million compared to $535.7 million in the prior period which was an increase of 12.0%. The sales increase during the second quarter was due to the 4.2% increase in the average number of homes receiving the QVC Service and, to a greater extent, the 11.2% increase in net sales per FTE home. For the six months ending July 31, 1994, the sales increase was due to the 4.4% increase in the average number of homes receiving the QVC Service as well as the 7.4% increase in net sales per FTE home.

     Net revenue for the three and six month periods in 1994 includes $2.3 million and $5.1 million, respectively, of net sales from the Company's second channel, consisting of The QVC Fashion Channel and onQ, to 9.0 million FTE homes. In 1993, the QVC Fashion Channel net sales were $6.8 million and $14.7 million for the same three and six month periods to 7.6 million FTE homes. The Company is starting a new shopping service, consisting of onQ and Q2, which is going to replace The QVC Fashion Channel. onQ is QVC's new fashion service for younger adults and will broadcast weekdays. onQ is currently broadcasting sixteen hours of live programming three days a week. Q2 is being designed for the audience that has not yet purchased from traditional home-shopping formats and will broadcast weekends. The Company anticipates that onQ and Q2 will be fully operational, seven days a week, in the third quarter of fiscal 1994.

     The Company has two credit programs, the QVC Easy-Pay Plan and the QVC revolving credit card program. The Company offers customers the Easy-Pay option only on selected items. The Easy-Pay Plan permits customers to pay for such items in several monthly installments. When the Easy-Pay Plan is selected by the customer, the item purchased is shipped after the first payment is billed to the customer's credit card. The customer's credit card is subsequently billed up to four additional monthly installments until the total purchase price of the product has been received by the Company. QVC's revolving credit card program permits customers to charge purchases on the Company's own credit card. The accounts receivable from the revolving credit card program are purchased (with recourse) and serviced by an unrelated third party. Sales under these credit programs amounted to 44.0% and 39.8% of net revenue for the three months ended July 31, 1994 and 1993, respectively. For the six months ended July 31, 1994 and 1993, sales under these programs were 43.5% and 39.1% of net revenue, respectively. Sales under these credit programs increased as a percentage of total sales in the current quarter and six months primarily because of more sales under the Easy-Pay Plan. The loss provision for uncollectible accounts under these credits programs amounted to $3.5 million in the current quarter compared with $4.1 million in the prior year and $8.7 million in the first six months of 1994 compared to $10.1 million in the prior year.

     The sales mix by product category as a percentage of net sales was as follows:

                                                         THREE MONTHS       SIX MONTHS
                                                        ENDED JULY 31,    ENDED JULY 31,
                                                        --------------    --------------
                                                        1994     1993     1994     1993
                                                        -----    -----    -----    -----
    Jewelry..........................................   42.5 %    45.3%   40.7 %    42.7%
    Apparel and accessories..........................   19.0      16.9    18.8      18.2
    Housewares.......................................    9.9      10.5    12.1      11.4
    Electronics......................................    9.1       7.7     8.0       7.7
    Collectibles.....................................    6.9       8.8     6.9       8.9
    Other............................................   12.6      10.8    13.5      11.1
                                                        -----    -----    -----    -----
                                                        100.0%   100.0%   100.0%   100.0%
                                                        =====    =====    =====    =====

     Gross profit for the quarter ended July 31, 1994 was $119.0 million, or 39.2% of net revenue, compared to $107.9 million, or 41.1% of net revenue in the prior year. For the first six months of 1994, gross profit was $234.6 million, or 39.1% of net revenue, compared to $221.7 million, or 41.4% of net revenue, in the prior year. The principal reason for the increases in gross profit was the increased sales volume. The decrease in the gross profit percentage in 1994 was principally due to the effect of higher gold prices and less sales of the Company's Diamonique products on jewelry product profit margins and, to a lesser extent, stronger sales of the Company's promotional Today's Special Value items which sell below normal gross profit margins.

VARIABLE COSTS

     Variable costs totaled $40.0 million and $37.2 million for the second quarter of 1994 and 1993, respectively, and $80.1 million and $77.3 million for the first six months of 1994 and 1993, respectively. The major components of this expense classification are detailed below, expressed in amounts and as a percentage of net revenue (dollars in millions):

                                                  THREE MONTHS                      SIX MONTHS
                                                 ENDED JULY 31,                   ENDED JULY 31,
                                          ----------------------------     ----------------------------
                                              1994            1993             1994            1993
                                          ------------    ------------     ------------    ------------
                                           $       %       $       %        $       %       $       %
                                          ----    ----    ----    ----     ----    ----    ----    ----
    Order processing and customer
      service..........................   16.0     5.3    14.6     5.5     30.9     5.1    29.2     5.5
    Commissions and license fees.......   15.8     5.2    13.8     5.3     31.1     5.2    28.6     5.3
    Provision for doubtful accounts....    3.9     1.3     5.0     1.9      9.6     1.6    11.8     2.2
    Credit card processing fees........    4.3     1.4     3.8     1.5      8.5     1.4     7.7     1.4
                                          ----    ----    ----    ----     ----    ----    ----    ----
                                          40.0    13.2    37.2    14.2     80.1    13.3    77.3    14.4
                                          ====    ====    ====    ====     ====    ====    ====    ====

     Order processing and customer service expenses increased as a result of the higher sales volume. These expenses decreased as a percentage of net revenue in 1994 due to greater utilization of the Company's automated ordering system which gives customers the option to place orders by using their touchtone telephone instead of speaking to a telemarketing operator. In 1994, commissions and license fees increased in amount as a result of the higher sales volume and decreased as a percentage of net revenue as a result of a reduction of sales to homes obtained under the license agreement with JC Penney Television Shopping Channel, Inc. The provision for doubtful accounts as a percentage of net revenue decreased in 1994 due to an improvement in collection experience of QVC's revolving credit card program. Credit card processing fees as a percentage of net revenue have remained stable.

GENERAL AND ADMINISTRATIVE

     During the second quarter of 1994, general and administrative expenses totaled $36.9 million, or 12.2% of net revenue compared to $36.3 million, or 13.8% of net revenue, in the prior year. For the first six months of 1994 general and administrative expenses total $69.2 million or 11.5% of net revenue, compared to $66.8 million or 12.5% of net revenue in the prior year. The major components of general and administrative expenses are detailed below, expressed in amounts and as a percentage of net revenue (dollars in millions).

                                                   THREE MONTHS                     SIX MONTHS
                                                  ENDED JULY 31,                  ENDED JULY 31,
                                            ---------------------------     ---------------------------
                                               1994            1993            1994            1993
                                            -----------     -----------     -----------     -----------
                                             $      %        $      %        $      %        $      %
                                            ----   ----     ----   ----     ----   ----     ----   ----
Administration............................  13.4    4.4     16.0    6.1     24.3    4.1     26.7    5.0
Advertising and marketing.................   7.6    2.5      6.6    2.5     14.9    2.5     13.4    2.5
Data processing...........................   5.2    1.7      4.7    1.8      9.3    1.5      9.0    1.7
Broadcasting..............................   5.8    1.9      5.1    1.9     11.1    1.8      9.9    1.8
Merchandising and programming.............   3.5    1.2      2.6    1.0      6.7    1.1      5.1    1.0
Occupancy costs...........................   1.4    0.5      1.3    0.5      2.9    0.5      2.7    0.5
                                            ----   ----     ----   ----     ----   ----     ----   ----
                                            36.9   12.2     36.3   13.8     69.2   11.5     66.8   12.5
                                            ====   ====     ====   ====     ====   ====     ====   ====

     The decrease in administration expenses during the second quarter of 1994 is the result of a $3.8 million settlement of the Shop Television Network, Inc. litigation during the second quarter of 1993 which was partially offset by $1.2 million of costs associated with the attempted merger with CBS during the current quarter. Advertising and marketing expenses increased in 1994 due to increases in the costs of advertising the Company's televised-shopping program on cable systems and additional promotional mailings to QVC customers. Data processing costs increased in the second quarter of 1994 due to higher manpower costs associated with computer programming. The increase in broadcasting expenses in 1994 reflects the higher costs to enhance the on-air presentation. Merchandising and programming expenses increased due to additional personnel needed to sustain the Company's sales growth.

DEPRECIATION AND AMORTIZATION

     Depreciation expense has remained constant compared to the prior year. Amortization expense decreased in the six months of 1994 due to the reduction in amortization of debt placement fees as a result of the repayment of the Senior term loan during the first quarter of 1993.

OPERATING INCOME

     Operating income was $31.4 million during the second quarter of 1994 compared to $23.9 million in the prior year. For the six months ended July 31, 1994, operating income was $64.3 million compared to $56.3 million in the prior year. The increases in operating income are due primarily to the additional gross profit arising from higher revenue which was partially offset by higher operating expenses.

LOSSES FROM JOINT VENTURES

     During 1993, the Company entered into four joint ventures which resulted in combined losses of $9.6 million during the second quarter of 1994 and $19.6 million during the first six months of 1994. The most significant joint ventures are those formed with British Sky Broadcasting Limited ("BSkyB") and Grupo Televisa, S.A. de C.V. BSkyB and the Company formed a joint venture to bring electronic retailing to the United Kingdom. On October 1, 1993, BSkyB and the Company launched "QVC -- The Shopping Channel." A majority of all consumers subscribing to BSkyB's service are now able to receive the new QVC service -- approximately 2.0 million homes. In addition, approximately .6 million cable homes receive the program. The agreement with BSkyB requires, among other things, that the Company provide all funding to the venture until it is profitable. The Company will then recover all prior funding before any profits are shared. During the three months ended July 31, 1994, QVC -- The Shopping Channel operations resulted in a $7.1 million loss, which was recorded by the Company, including $471,000 amortization of capitalized start-up costs. For the first six months of 1994, the channel's operations resulted in a $14.3 million loss, including $942,000 amortization of capitalized start-up costs.

     On November 15, 1993, the Company and Grupo Televisa, S.A. de C.V. began broadcasting "CVC" in Mexico. CVC is distributed through broadcast television, cable television and satellite dishes to approximately 7.3 million FTE homes. The Company's 50% share of CVC's operations resulted in a $1.5 million loss and a $3.1 million loss during the three months and six months ended July 31, 1994, respectively. Included in the losses were amortization of capitalized start-up costs of $306,000 and $624,000 for the three and six month periods, respectively.

     The Company also entered a joint venture with Tribune Entertainment Company and Regal Communications to produce and distribute "Can We Shop" with Joan Rivers. "Can We Shop" first aired on January 17, 1994. On June 15, 1994, QRT announced plans to cease the venture with the last show broadcasted on July 15, 1995. "Can We Shop" was a one-hour, Monday through Friday television show through which merchandise was sold. The Company's share of the operating loss amounted to $421,000 and $1.3 million during the three and six months ended July 31, 1994, respectively.

     The Company made a one-third investment in Friday Holdings, L.P. for the purpose of establishing or acquiring businesses in the communications field as well as developing information products. The Company recorded a $550,000 loss and $900,000 loss for the three and six months ended July 31, 1994, respectively, in association with this partnership. In August 1994, the limited partners of Friday Holdings received notice from the general partner that this partnership is to be dissolved and the assets distributed to the partners.

INTEREST EXPENSE

     Interest expense has remained relatively constant.

INTEREST INCOME

     The Company experienced higher interest income on its revolving charge card due to higher average account balances as well as an increase in the number of customer accounts. The Company also experienced higher interest income on its temporary cash investments.

INCOME TAX PROVISION

     The Company adopted the principles of Statement of Financial Accounting Standards No. 109 ("SFAS 109") to account for income taxes in the first quarter of fiscal 1993. The provisions for income taxes for the three and six months ended July 31, 1994 and 1993 are based on the estimated annual effective tax rate after considering the federal and state statutory rates, amortization of intangibles arising from the CVN acquisition which is not deductible for tax purposes, and the fact that the joint venture operations provide no significant state income tax benefit.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

     Effective February 1, 1993, the Company changed its method of accounting for income taxes as required by SFAS 109, "Accounting for Income Taxes". This statement superseded SFAS 96, which was adopted by the Company in fiscal 1988. The cumulative effect of adopting SFAS 109 was to increase net income by approximately $4.0 million in the first quarter of fiscal 1993.

NET INCOME

     Net income for the second quarter of 1994 was $11.7 million compared to net income of $13.3 million in the prior year. For the six months ended July 31, 1993, net income was $23.8 million compared to $34.9 million in the prior year. The changes in net income resulted from the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of working capital is internally-generated cash flow from operations. For the six months ended July 31, 1994, net cash provided by operating activities totaled $62.1 million. Net cash provided by operations was increased by the decrease in working capital items of $7.6 million in 1994.

     The Company's capital expenditures during the first six months of 1994 totaled $9.4 million, principally for broadcast equipment and computer equipment and software.

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

     The Company has a $60.0 million bank revolving credit facility to finance operations as well as to fund letters of credit for merchandise purchases. Interest on outstanding amounts under this agreement is payable at the bank's prime rate or other interest rate options. A commitment fee of .15% is currently payable on the unused portion of the revolving credit facility. The commitment fee was reduced from .25% on March 30, 1994. The credit agreement requires the Company to maintain certain ratios for total liabilities to shareholders' equity and for coverage of fixed charges. Outstanding letters of credit totaled $15.7 million at July 31, 1994.

     Working capital at July 31, 1994 was $127.9 million compared to $101.8 million at January 31, 1994. The current ratio was 1.4 at July 31, 1994 compared to 1.3 at January 31, 1994. Long-term debt to total capitalization was 1.1% at July 31, 1994.

     During the first quarter of 1994, the Company entered into affiliation agreements with various cable system operators for carriage of the Company's new shopping service, Q2. The cable system operators will receive compensation from the Company which is dependent upon the number of additional subscribers and the launch date of Q2 on the cable system. The Company estimates that launch fees to the cable system operators will approximate $40.0 million during fiscal 1994, which will be funded from the Company's cash flow from operations.

     On August 4, 1994, Comcast Corporation ("Comcast"), Liberty Media Corporation ("Liberty"), a wholly owned subsidiary of Comcast and Liberty ("Holdings") and the Company entered into a Merger Agreement (the "Merger Agreement"), providing for the acquisition of QVC, Inc. by Holdings. Pursuant to the Merger Agreement, Holdings commenced a tender offer to purchase all the outstanding shares of Common and Preferred Stock of QVC, Inc. for $46 and $460 per share, respectively (the "Offer"). Following the successful completion of the Offer and the satisfaction of the other conditions set forth in the Merger Agreement, a wholly owned subsidiary of Holdings will merge with and into QVC, Inc., with QVC, Inc., continuing as the surviving corporation (the "Merger").

     The total cost of the acquisition of the QVC stock not currently owned by Comcast or Liberty will be approximately $1.42 billion. Comcast and Liberty have agreed to fund approximately $296 million and

$20 million, respectively, of the acquisition, with the balance to be provided through debt financing, which, after the Merger, will be the obligation of QVC. Following the consummation of the Merger, which is subject to financing, governmental approval and certain other conditions, Comcast and Liberty (through Holdings) will own approximately 57% and 43%, respectively, of QVC, and QVC will be managed by Comcast.

     The Company will be highly leveraged, primarily as a result of the debt incurred in connection with the Merger. The Company's ability to make scheduled payments or to refinance its obligations with respect to its indebtedness depends on its financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond its control. There can be no assurance that the Company's operating results will continue to be sufficient for payment of the Company's indebtedness.

     The Company believes that its present capital resources and future operations will result in adequate financial resources to fund all future interest and debt payments existing as of July 31, 1994, as well as capital expenditures.

EFFECTS OF INFLATION

     Inflation has not had a significant impact on the results of the Company's operations.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     As previously reported by QVC, Inc. (the "Company" or "QVC") in its Annual Report on Form 10-K for the fiscal year ended January 31, 1994, and its Quarterly Report on Form 10-Q for the quarter ended April 30, 1994, filed with the Securities and Exchange Commission (the "Commission") on April 20, 1994, and June 14, 1994, respectively, the Company has been named as a defendant in certain actions filed in the state and federal courts in Delaware arising out of Liberty Media Corporation's ("Liberty") prior acquisitions of shares of Home Shopping Network, Inc. ("HSN") and the Company's July 1993 letter proposal to HSN to combine HSN and the Company in a stock-for-stock transaction (the "HSN Actions"). As also previously reported, the plaintiffs and other defendants to the HSN Actions had previously executed a Memorandum of Understanding (the "MOU") setting forth an agreement in principle for the settlement of the HSN Actions for a total consideration of $13 million (plus $200,000 to cover administrative expenses), all of which is to be funded by Liberty. In early May 1994, the Company joined in the proposed settlement of the HSN Actions by becoming a party to a revised MOU. Under the revised MOU, QVC is not required to pay any portion of the proposed settlement fund. The parties filed formal settlement papers with the state and federal courts in Delaware on or about August 19, 1994, and are presently awaiting the issuance of scheduling orders by these courts setting the dates for formal settlement hearings.

     As also previously reported, in October 1993, the Company brought an action in the Delaware Chancery Court against Viacom Inc. ("Viacom"), Paramount Communications Inc. ("Paramount") and certain Paramount directors for breach of fiduciary duty in failing to give fair treatment to QVC's proposal to merge with Paramount while granting undue advantages to Viacom's merger proposal. In November 1993, the court granted the Company's motion for a preliminary injunction against certain anti-takeover mechanisms being used to preclude the Paramount shareholders from accepting the Company's cash tender offer for Paramount shares. This injunction was affirmed by the Delaware Supreme Court in December 1993. Viacom subsequently filed a motion to dismiss the Company's complaint, which is pending. Paramount's time to respond to the complaint has been extended to August 26, 1994. In February, 1994, the Company terminated its efforts to acquire Paramount, and Viacom eventually acquired Paramount in a cash and stock-for-stock exchange.

     In July 1994, after the announcement that Comcast Corporation ("Comcast") and Liberty would make a joint offer to purchase all of the outstanding shares of stock of the Company (see Item 5 below), eight putative class action lawsuits were filed by certain shareholders of the Company in the Delaware Court of Chancery on behalf of a purported class consisting of all public shareholders of the Company. These actions were consolidated under the caption In Re QVC, Inc. Shareholders Litigation, Consolidated Civil Action No. 13590 (Court of Chancery, New Castle County, State of Delaware) (the "Consolidated Action"). The defendants in the Consolidated Action include the Company and directors of the Company. Plaintiffs alleged, among other things, that the defendants breached their fiduciary duties when considering the Comcast offer in that they failed to take all possible steps to seek out and encourage the best offer for the Company. Plaintiffs sought, among other things, an injunction ordering the defendants to auction the Company and an award of unspecified compensatory damages to the members of the plaintiff class.

     During early August, counsel for the shareholder plaintiffs advised counsel for Liberty that they were preparing to amend the operative complaint to name Comcast and Liberty as defendants in the Consolidated Action. On August 3 and 4, 1994, plaintiffs' counsel engaged in direct negotiations with counsel for Liberty with respect to a proposed increase in the consideration to be paid to the Company's public shareholders as well as the accelerated payment of such consideration in the Comcast/Liberty proposal, and with respect to settling the Consolidated Action. The negotiations culminated in an agreement in principle providing for the settlement of the Consolidated Action, subject to court approval, and certain terms and conditions including, among other things, the commencement by Comcast and Liberty of an all cash tender offer at $46 per share of common stock of the Company, subject to the approval of the Board of Directors of the Company.

     On or about August 5, 1994, counsel for plaintiffs, defendants, Comcast and Liberty reached an agreement in principle providing for the settlement and dismissal with prejudice of the Consolidated Action. The agreement in principle provides, among other things, that an affiliate of Comcast and Liberty will commence a tender offer to purchase all of the outstanding shares of common stock for $46 per share in cash, to be followed by a merger in which the remaining holders of common stock will receive $46 per share in cash. The agreement in principle also provides that all defendants deny that any of them have committed or threatened to commit any violations of law or breaches of duty; that plaintiffs' counsel will apply to the court for an award of fees (to be paid by the Company in the event that the offer and merger are consummated) in an amount to be agreed among plaintiffs and defendants; and that the terms of the settlement are subject to court approval in all respects. In the event of court approval, all claims against defendants (and certain others) that were or could have been asserted in the settled Consolidated Action litigation will be dismissed with prejudice and released, and all such shareholders of the Company who may have had such claims by the Company's stockholders, at any time from June 29, 1994 through the effective date of the merger, will be barred from asserting them in the future. Prior to the time that court approval for the settlement described above is sought, shareholders of the Company who are members of the class on behalf of whom the action is brought will receive written notice of the terms of the settlement and the claims to be settled, released, dismissed and barred.

     On August 24, 1994, the Federal Trade Commission requested from Comcast and the Company additional information on the proposed transactions involving the Company and Comcast (see Item 5 below). Such request will extend the waiting period under the Hart-Scott-Rodino antitrust law until 10 days after Comcast provides the data. The Company intends to respond promptly and believes the proposed transactions comply with federal antitrust laws.

     The Company has also been named as a defendant in various legal proceedings arising in the ordinary course of business. Although the outcome of these matters cannot be determined, in the opinion of management, disposition of these proceedings will not have a material effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's Annual Meeting of Shareholders was held on June 27, 1994. At this Annual Meeting, the following nominees were elected by the stockholders entitled to vote thereon to serve as directors of the Company until the next Annual Meeting and until their successors are elected and duly qualified:
William F. Costello, by a vote of 34,173,481 in favor and 75,045 withheld; Barry Diller, by a vote of 34,149,820 in favor and 98,706 withheld; J. Bruce Llewellyn, by a vote of 34,725,823 in favor and 74,396 withheld; Bruce M. Ramer, by a vote of 34,721,477 in favor and 78,742 withheld; Brian L. Roberts, by a vote of 34,721,498 in favor and 78,721 withheld; Ralph J. Roberts, by a vote of 34,715,242 in favor and 84,977 withheld; Joseph M. Segel, by a vote of 34,721,482 in favor and 78,737 withheld; and Linda J. Wachner, by a vote of 34,721,683 in favor and 78,536 withheld. All of the foregoing nominees elected to the Board were then incumbent directors of the Company.

     The Company's stockholders also voted at this Annual Meeting: (i) to ratify the Board of Directors' selection of KPMG Peat Marwick as auditors of the Company, by a vote of 34,735,091 in favor and 29,739 against, with 35,389 abstaining; (ii) to approve the adoption of an amendment to the Company's Restated Certificate of Incorporation to change the name of the Company to QVC, Inc., by a vote of 34,312,730 in favor and 27,989 against, with 26,249 abstaining; (iii) to approve and adopt the 1993 Qualified Incentive Stock Option Plan, by a vote of 30,082,108 in favor and 725,532 against, with 78,711 abstaining; and (iv) to ratify the Board of Directors' grant of certain stock options to BellSouth Corporation, Advance Publications, Inc. and Cox Enterprises Inc., by a vote of 29,666,903 in favor and 343,632 against, with 688,478 abstaining.

     See the Definitive Proxy Statement on Schedule 14A (including the Exhibits thereto) and related Proxy Cards, which were filed with the Commission on behalf of the Company on May 31, 1994, and which are incorporated by reference hereby.

ITEM 5.  OTHER INFORMATION.

     On or about July 1, 1994, the Company and CBS, Inc. ("CBS") announced that they were finalizing negotiations for the merger of QVC and CBS. On or about July 12, 1994, Comcast proposed to acquire the approximately 85% of QVC shares that Comcast did not already own through a merger in which the QVC stockholders other than Comcast would receive cash and securities valued at $44 per share of QVC Common Stock. Subsequently, QVC and CBS terminated negotiations on their proposed merger. On or about July 22, 1994, Comcast and Liberty made a joint proposal to acquire, for $44 cash per share of QVC Common Stock, the approximately 65% of QVC shares that Comcast and Liberty collectively did not already own. On August 4, 1994, the Company entered into a merger agreement ("Merger Agreement") with Comcast, Liberty and a wholly owned subsidiary of Comcast and Liberty ("Holdings"), pursuant to which Comcast and Liberty would acquire QVC. On or about August 11, 1994, pursuant to the Merger Agreement, Holdings commenced a cash tender offer to purchase all outstanding QVC common shares at a price of $46 per share and all outstanding QVC preferred shares at a price of $460 per share ("Tender Offer"). Following expiration of the Tender Offer, Holdings (or a subsidiary thereof) will merge with QVC and any remaining shares of QVC will be converted into cash at the same price as offered in the Tender Offer (the "Merger").

     The total cost of the acquisition of the QVC stock not currently owned by Comcast or Liberty will be approximately $1.42 billion. Comcast and Liberty have agreed to fund approximately $296 million and $20 million, respectively, of the acquisition, with the balance to be provided through debt financing, which, after the Merger, will be the obligation of QVC. Following the consummation of the Merger, which is subject to financing, governmental approval and certain other conditions, Comcast and Liberty (through Holdings) will own approximately 57% and 43%, respectively, of QVC, and QVC will be managed by Comcast.

     See the Amendment No. 1 to Schedule 14D-9 (including the Exhibits thereto), which was filed with the Commission on behalf of the Company on August 12, 1994, and which is incorporated by reference hereby.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a. Exhibits.

      2. Agreement and Plan of Merger, dated as of August 4, 1994, among the Company, Comcast Corporation, Liberty Media Corporation and Comcast QMerger, Inc. (now known as QVC Programming Holdings, Inc.), filed on August 11, 1994, as Exhibit 4 to the Company's
              Schedule 14D-9, is incorporated by reference herein.

     22. Definitive Proxy Statement on Schedule 14A (including the Exhibits thereto) and related Proxy Cards, filed by the Company on May 31, 1994, is incorporated by reference herein.

     99.1 Offer to Purchase, dated August 11, 1994, filed on August 12, 1994 as Exhibit 1 to the Company's Amendment No. 1 to Schedule 14D-9, is incorporated by reference herein.

     99.2 Letter of Transmittal, filed on August 12, 1994, as Exhibit 2 to the Company's Amendment No. 1 to Schedule 14D-9, is incorporated by reference herein.

     99.3 Letter Agreement, dated as of August 4, 1994, among Comcast Corporation, Barry Diller and Arrow Investments, Inc., filed on August 11, 1994, as Exhibit 5 to the Company's Schedule 14D-9, is incorporated by reference herein.

     99.4 Letter Agreement, dated as of August 4, 1994, among Comcast Corporation, Liberty Media Corporation and Tele-Communications, Inc., filed on August 11, 1994, as Exhibit 6 to the Company's
              Schedule 14D-9 is incorporated by reference herein.

     99.5 Opinion of Allen & Company Incorporated, dated August 4, 1994, filed on August 11, 1994, as Exhibit 9 to the Company's Schedule 14D-9, is incorporated by reference herein.

     99.6 Report of Allen & Company Incorporated to the Board of Directors of the Company, dated August 4, 1994, filed on August 11, 1994, as
              Exhibit 10 to the Company's Schedule 14D-9, is incorporated by reference herein.

     99.7 Engagement Letter, dated August 4, 1994, between the Company and Allen & Company Incorporated (including the related Indemnity Letter), filed on August 11, 1994, as Exhibit 11 to the Company's
              Schedule 14D-9, is incorporated by reference herein.

     b. Reports on Form 8-K.

     During the fiscal quarter ended July 31, 1994, no Current Reports on Form 8-K were filed.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          QVC, INC.
                                          (Registrant)

                                                     /s/ BARRY DILLER
                                          --------------------------------------
                                                       Barry Diller
                                                       Chairman and
                                                 Chief Executive Officer

                                                 /s/ WILLIAM F. COSTELLO
                                          --------------------------------------
                                                   William F. Costello
                                                 Executive Vice President
                                               and Chief Financial Officer

Dated: August 25, 1994

                               INDEX OF EXHIBITS

   EXHIBIT NO.                                      DESCRIPTION
   -----------                                      -----------
        2.        Agreement and Plan of Merger, dated as of August 4, 1994, among the Company,
                  Comcast Corporation, Liberty Media Corporation and Comcast QMerger, Inc. (now
                  known as QVC Programming Holdings, Inc.), filed on August 11, 1994, as Exhibit
                  4 to the Company's Schedule 14D-9, is incorporated by reference herein.

       22.        Definitive Proxy Statement on Schedule 14A (including the Exhibits thereto) and related Proxy Cards, filed by the Company on May 31, 1994, is incorporated by reference herein.

       99.1       Offer to Purchase, dated August 11, 1994, filed on August 12, 1994 as Exhibit 1 to the Company's Amendment No. 1 to Schedule 14D-9, is incorporated by reference herein.

       99.2       Letter of Transmittal, filed on August 12, 1994, as Exhibit 2 to the Company's
                  Amendment No. 1 to Schedule 14D-9, is incorporated by reference herein.

       99.3       Letter Agreement, dated as of August 4, 1994, among Comcast Corporation, Barry
                  Diller and Arrow Investments, Inc., filed on August 11, 1994, as Exhibit 5 to the Company's Schedule 14D-9, is incorporated by reference herein.

       99.4       Letter Agreement, dated as of August 4, 1994, among Comcast Corporation,
                  Liberty Media Corporation and Tele-Communications, Inc., filed on August 11,
                  1994, as Exhibit 6 to the Company's Schedule 14D-9 is incorporated by reference herein.

       99.5       Opinion of Allen & Company Incorporated, dated August 4, 1994, filed on August
                  11, 1994, as Exhibit 9 to the Company's Schedule 14D-9, is incorporated by reference herein.

       99.6       Report of Allen & Company Incorporated to the Board of Directors of the
                  Company, dated August 4, 1994, filed on August 11, 1994, as Exhibit 10 to the
                  Company's Schedule 14D-9, is incorporated by reference herein.

       99.7       Engagement Letter, dated August 4, 1994, between the Company and Allen &
                  Company Incorporated (including the related Indemnity Letter), filed on August
                  11, 1994, as Exhibit 11 to the Company's Schedule 14D-9, is incorporated by reference herein.