Form 10-Q
period 1994-10-31
QVC NETWORK INC
filed 1994-12-15
CIK 797565

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended October 31, 1994
                                        ----------------

                                      or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from         to
                                        -------    --------

                          Commission File No. 0-14999

                               ----------------


                                   QVC, INC.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                         23-2414041
- - ---------------------------------                  ---------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

           1365 Enterprise Drive, West Chester, PA          19380
      ------------------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)

                                (610) 701-1000
      -------------------------------------------------------------------
             (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
    -     -

        The number of shares outstanding of the registrant's common stock (net of shares held in treasury) as of October 31, 1994, was:

              Common Stock ($.01 par value) -- 40,906,497 shares

                                   QVC, INC.

                                     INDEX

                        Part I - FINANCIAL INFORMATION

                                                            Page No.
                                                            --------

Consolidated Balance Sheets........................            3
Consolidated Statements of Operations..............            4
Consolidated Statements of Cash Flows..............            5
Consolidated Statement of Shareholders' Equity.....            6
Notes to Consolidated Financial Statements.........            7
Management's Discussion and Analysis of Financial
     Condition and Results of Operations...........           14


                          Part II - OTHER INFORMATION

Item 1:  Legal Proceedings..........................          22
Item 5:  Other Information..........................          25
Item 6:  Exhibits and Reports on Form 8-K...........          26
Signatures..........................................          27

QVC, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(unaudited)
(in thousands)

                                                   October 31,   January 31,
                                                      1994          1994
                                                   ----------    -----------
ASSETS

Current assets:
  Cash and cash equivalents                        $ 80,790        $ 15,873
  Accounts receivable, less allowance for
    doubtful accounts of $67,671 at October
    31, 1994 and $52,759 at January 31, 1994        193,540         183,162
  Inventories                                       198,012         148,208
  Deferred taxes                                     56,748          59,749
  Prepaid expenses                                    8,238           5,536
                                                 ----------     -----------
    Total current assets                            537,328         412,528

Property, plant and equipment, at cost, less
  accumulated depreciation                           89,739          80,579
Cable television distribution rights, net            99,729          99,579
Other assets, net                                    38,086          33,664
Excess of cost over acquired net assets             244,475         251,810
                                                 ----------     -----------
    Total assets                                 $1,009,357        $878,160
                                                 ----------     -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt             $  3,158        $  3,114
  Accounts payable-trade                            130,801          81,594
  Accrued liabilities                               264,286         225,989
                                                 ----------     -----------
    Total current liabilities                       398,245         310,697
Long-term debt, less current maturities               6,599           7,044
                                                 ----------     -----------
    Total liabilities                               404,844         317,741
                                                 ----------     -----------

Shareholders' equity:
  Convertible Preferred Stock, par value $.10            50              56
  Common Stock, par value $.01                          409             399
  Additional paid-in capital                        451,659         446,027
  Retained earnings                                 152,193         113,937
  Foreign currency translation adjustments              202               -
                                                 ----------     -----------
    Total shareholders' equity                      604,513         560,419
                                                 ----------     -----------
    Total liabilities and shareholders' equity   $1,009,357        $878,160
                                                 ----------     -----------


The accompanying notes are an integral part of these consolidated financial statements.

QVC, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)



                                              Three months ended        Nine months ended
                                                  October 31,              October 31,
                                              --------------------    ---------------------
                                               1994         1993        1994         1993
                                              ------      --------    -------      --------

Net revenue                                  $364,467     $313,945    $964,185     $849,615
Cost of goods sold                            223,165      185,043     588,292      499,002
                                             --------     --------    --------     --------
Gross profit                                  141,302      128,902     375,893      350,613
                                             --------     --------    --------     --------

Operating expenses:
  Variable costs                               46,869       43,976     126,920      121,277
  General and administrative                   45,314       31,532     114,523       98,372
  Depreciation                                  4,636        4,175      13,154       12,278
  Amortization of intangible assets             8,349        6,453      20,894       19,609
                                             --------     --------    --------     --------
                                              105,168       86,136     275,491      251,536
                                             --------     --------    --------     --------

Operating income                               36,134       42,766     100,402       99,077
                                             --------     --------    --------     --------
Other income (expense):
  Losses from joint ventures                   (7,677)      (2,118)    (27,248)      (2,118)
  Interest income                               4,434        2,430      12,333        7,698
  Interest expense                               (345)        (346)     (1,046)      (1,242)
                                             --------     --------    --------     --------
                                               (3,588)         (34)    (15,961)       4,338
                                             --------     --------    --------     --------
Income before income taxes and cumulative
  effect of a change in accounting principle   32,546       42,732      84,441      103,415
Income tax provision                          (18,080)     (21,215)    (46,185)     (50,950)
                                             --------     --------    --------     --------
Income before cumulative effect of a change
  in accounting principle                      14,466       21,517      38,256       52,465
Cumulative effect of a change in accounting
  for income taxes                                  -            -           -        3,990
                                             --------     --------    --------     --------

Net income                                   $ 14,466     $ 21,517    $ 38,256     $ 56,455
                                             --------     --------    --------     --------

Income per share:
  Income before cumulative effect of a
    change in accounting principle           $    .29     $    .42    $    .78     $   1.04
  Cumulative effect of a change in
    accounting for income taxes                     -            -           -          .08
                                             --------     --------    --------     --------
  Net income                                 $    .29     $    .42    $    .78     $   1.12
                                             --------     --------    --------     --------

Weighted average number of common and
  common equivalent shares                     48,945       50,680      48,901       50,582
                                             --------     --------    --------     --------

The accompanying notes are an integral part of these consolidated financial statements.

QVC, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

                                                            Nine months ended
                                                               October 31,
                                                            -----------------
                                                            1994         1993
                                                            ----         ----
Cash flows from operating activities:
  Net income                                             $ 38,256     $ 56,455
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     (Increase) decrease in deferred taxes                 (3,005)       4,303
     Cumulative effect of a change in accounting
       for income taxes                                         -       (3,990)
     Depreciation                                          13,154       12,278
     Amortization of intangible assets                     20,894       19,609
     Losses from joint ventures                            27,248        2,118
     Losses on sales of equipment                             450            -
  Deferral of Q2 start-up costs                            (7,985)        (144)
  Effects of changes in working capital items*             27,621      (31,756)
                                                         --------     --------
  Net cash provided by operating activities               116,633       58,873
                                                         --------     --------

Cash flows from investing activities:
  Capital expenditures                                    (26,627)     (19,531)
  Expenditures for cable television
    distribution rights                                   (11,569)           -
  Changes in other assets                                    (423)        (819)
  Investments in and advances to joint ventures           (22,196)     (13,312)
  Proceeds from sales of equipment                          3,864            -
                                                         --------     --------
  Net cash used in investing activities                   (56,951)     (33,662)
                                                         --------     --------

Cash flows from financing activities:
  Borrowings under revolving credit facilities                  -       20,000
  Payments against revolving credit facilities                  -      (20,000)
  Principal payments under other debt                        (401)        (374)
  Payments under Senior term loan                               -      (21,000)
  Proceeds from exercise of stock options                   2,536          983
  Proceeds from exercise of warrants                        3,100        6,185
                                                         --------     --------
  Net cash provided by (used in) financing activities       5,235      (14,206)
                                                         --------     --------
Net increase in cash and cash equivalents                  64,917       11,005
Cash and cash equivalents at beginning of period           15,873        4,279
                                                         --------     --------
Cash and cash equivalents at end of period               $ 80,790     $ 15,284
                                                         --------     --------

* Analysis of effects of changes in working
    capital items:
    Increase in accounts receivable                      $(10,378)    $(29,887)
    Increase in inventories                               (49,804)     (46,406)
    Decrease (increase) in deferred taxes                   3,001       (9,812)
    Increase in prepaid expenses                           (2,702)      (5,532)
    Increase in accounts payable                           49,207       29,514
    Increase in accrued liabilities                        38,297       30,367
                                                         --------     --------
                                                         $ 27,621     $(31,756)
                                                         --------     --------

The accompanying notes are an integral part of these consolidated financial statements.

QVC, INC. AND SUBSIDIARIES

Consolidated Statement of Shareholders' Equity
(unaudited)
(in thousands)

- - ------------------------------------------------------------------------------------------------------------
                                                             Additional                Foreign
                                      Convertible     Common  Paid-in      Retained    Currency
                                    Preferred Stock   Stock   Capital      Earnings   Translation     Total
- - ------------------------------------------------------------------------------------------------------------
Balance January 31, 1994                 $ 56         $399   $446,027     $113,937       $  -       $560,419

Net income for period                       -            -          -       38,256          -         38,256

Proceeds from exercise of
  warrants                                  -            3      3,097            -          -          3,100

Proceeds from the exercise of
  employee stock options                    -            1      2,535            -          -          2,536

Conversion of shares                       (6)           6          -            -          -              -

Foreign currency translation adjustments    -            -          -            -        202            202
                                         ----         ----   --------     --------       ----       --------
Balance October 31, 1994                 $ 50         $409   $451,659     $152,193       $202       $604,513
                                         ----         ----   --------     --------       ----       --------

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

Note 3 - PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following:

                                         October 31,    January 31,
                                            1994           1994
                                         ----------     ----------
                                               (in thousands)
Land                                     $  7,818       $  3,977
Buildings and improvements                 57,317         50,627
Furniture and other equipment              34,384         33,866
Broadcast equipment                        10,163          8,942
Computer equipment and software            19,288         20,005
Construction in progress                      295          1,684
                                         --------       --------
                                          129,265        119,101
Less - accumulated depreciation           (39,526)       (38,522)
                                         --------       --------

Net property, plant and equipment        $ 89,739       $ 80,579
                                         --------       --------

        In October 1994, the Company purchased a 600,000 square foot office and warehouse facility in West Chester, Pennsylvania for a total cost of approximately $9.6 million. It is anticipated that some of the operations located in other facilities will be transferred to this building.

Note 4 - OTHER ASSETS

     Other assets consist of the following:

                                         October 31,      January 31,
                                            1994             1994
                                         ----------       ----------
                                                (in thousands)

     Deferred taxes (Note 6)              $ 20,271         $ 17,265
     Investments in and advances to
       joint ventures, net of
       accumulated losses                    6,345           11,194
     Start-up costs                         11,444            3,459
     Satellite transponder rights            1,000            1,000
     Other                                   1,496            1,234
                                          --------         --------
                                            40,556           34,152
     Less - accumulated amortization        (2,470)            (488)
                                          --------         --------

     Net other assets                     $ 38,086         $ 33,664
                                          --------         --------

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

        Summarized financial information for "QVC - The Shopping Channel" and "CVC" on a 100% basis follows (in thousands):

                                      October 31, 1994          January 31, 1994
                                  ------------------------  -----------------------
                                     QVC - The                 QVC - The
                                  Shopping Channel   CVC    Shopping Channel   CVC
                                  ---------------- -------  ---------------- ------

Current assets                        $10,912      $14,512       $5,608      $9,687
Property, plant and equipment, net      2,599        2,282        1,645       1,665
Unamortized start-up costs                865          630        2,205       1,650

Current liabilities                     9,053       17,085        4,181       9,507

            Three months ended October 31, 1994  Nine months ended October 31, 1994
            -----------------------------------  ----------------------------------
                   QVC-The                           QVC-The
               Shopping Channel       CVC        Shopping Channel           CVC
               ----------------    ----------    ----------------      ------------
Net revenue        $8,082           $ 9,467         $15,699              $ 21,116
Gross profit        3,222             3,198           5,406                 5,979
Loss               (5,720)           (2,290)        (20,015)               (8,537)


        During the month of October 1993, "QVC - The Shopping Channel" experienced net sales of $487,000, gross profit of $87,000 and a net loss of $2.1 million.

        In fiscal 1993, the Company also entered a joint venture with Tribune Entertainment Company and Regal Communications to form QRT Enterprises ("QRT"). QRT produced and syndicated "Can We Shop" with Joan Rivers, which commenced broadcasting January 17, 1994. On June 15, 1994, QRT announced plans to cease the venture with the last show broadcasted on July 15. 1994. "Can We Shop" was a one-hour, Monday through Friday television show through which merchandise was sold.

        The Company has made a $4.4 million investment in Friday Holdings, L.P., a limited partnership ("Friday Holdings"). The limited partnership's purpose was to establish or acquire businesses in the communications field and to develop information products. This partnership is currently being liquidated.

        The Company's share of gains (losses) from joint ventures during the three and nine months ended October 31, 1994 follows (in thousands):

                                   Three months     Nine Months
                                   ------------     -----------

     QVC - The Shopping Channel      $ (5,720)      $ (20,015)
     CVC                               (1,145)         (4,268)
     QRT                                  138          (1,115)
     Friday Holdings                     (900)         (1,800)
     Other                                (50)            (50)
                                     --------       ---------

                                     $ (7,677)      $ (27,248)
                                     --------       ---------

        The Company capitalized $11.4 million of costs relating to the start-up of Q2, a new televised shopping/programming service, which fully launched on August 1, 1994 in the United States. The capitalized start-up costs are being amortized over eighteen months. Total amortization for the quarter ended October 31, 1994 was $1.9 million.

Note 5 - CAPITAL STOCK

        The Company has 175,000,000 shares of Common Stock authorized. There were 40,906,497 shares outstanding at October 31, 1994 and 39,895,447 shares outstanding at January 31, 1994. The increase in the number of shares of Common Stock outstanding is the result of the exercise of warrants (310,000), the exercise of employee stock options (105,000) and the conversion of Convertible Preferred Stock (596,050).

        The following table summarizes the number of Convertible Preferred shares at October 31, 1994 and January 31, 1994 (in thousands):

                                October 31, 1994         January 31, 1994
                    Shares   ----------------------   ----------------------
                  Authorized Outstanding  Par Value   Outstanding  Par Value
                  ---------- -----------  ---------   -----------  ---------

     Series A           10          -        $  -            -        $  -
     Series B        1,000         18           2           28           3
     Series C        1,000        481          48          531          53
     Series D          300          -           -            1           -
                                             ----                     ----
                                             $ 50                     $ 56
                                             ----                     ----

Note 6 - INCOME TAXES

        The Company adopted the principles of Statement of Financial Accounting Standards No. 109 ("SFAS 109") to account for income taxes in the first quarter of fiscal 1993. The cumulative effect of adopting SFAS 109 was to increase net income by approximately $4.0 million in the first quarter of fiscal 1993. The provisions for income taxes for the three months and nine months ended October 31, 1994 and 1993 are based on the estimated annual effective tax rate after considering the federal and state statutory rates, amortization of intangibles arising from the CVN acquisition, which is not deductible for tax purposes, and the fact that the losses from joint ventures provide no state income tax benefit.

        In 1994, the Company received notice that the Internal Revenue Service ("IRS") has completed its examinations of the Company's federal income tax returns through fiscal 1991. As a result of the examination, the IRS has proposed adjustments that relate primarily to the amortization of cable television distribution rights, that would result in a potential tax liability for those years in excess of $56.0 million. The Company intends to vigorously contest these proposed adjustments. While it is not possible at this time to predict the outcome of these actions, it is the opinion of management, after reviewing the matter with outside counsel, that this matter will be resolved without having a material effect on the Company's financial position.

Note 7 - INCOME PER SHARE

        The Company computes income per share using the modified treasury stock method. The following table presents the computation of net income per share for the three and nine months ended October 31, 1994 and 1993 (in thousands, except per share amounts).


                                             Three Months Ended October 31,   Nine Months Ended October 31,
                                             ------------------------------   -----------------------------
                                                   1994         1993               1994         1993
Income:                                            ----         ----               ----         ----
Income before cumulative effect of
  a change in accounting for
  income taxes                                   $14,466      $21,517            $38,256       $52,465
Cumulative effect of a change in
  accounting for income taxes                          -            -                  -         3,990
                                                 -------      -------            -------       -------

Net income                                       $14,466      $21,517            $38,256       $56,455
                                                 -------      -------            -------       -------

Shares:
Weighted average number of common
  shares outstanding                              40,713       38,855             40,320        37,235
Add - common equivalent shares
  assuming conversion of Series B,
  Series C and Series D Convertible
  Preferred Stock                                  5,145        6,508              5,414         7,922
Add - Common shares assumed to be
  outstanding from exercise of warrants
  and options                                      9,665       10,093              9,746        10,282

Less - Assumed purchase of Common Stock
  from proceeds of exercise of warrants
  and options                                     (6,578)      (4,776)            (6,579)       (4,857)
                                                 -------      -------            -------       -------

                                                  48,945       50,680             48,901        50,582
                                                 -------      -------            -------       -------
Income per share:
  Income before cumulative effect of
    a change in accounting principle             $   .29      $   .42            $   .78       $  1.04
  Cumulative effect of a change in
    accounting for income taxes                        -            -                  -           .08
                                                 -------      -------            -------       -------
  Net income                                     $   .29      $   .42            $   .78       $  1.12
                                                 -------      -------            -------       -------

Note 8 -  SUPPLEMENTAL INFORMATION ON CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Nine months ended
                                                     October 31,
                                                 ------------------
                                                  1994          1993
                                                  ----          ----
                                                     (in thousands)
           Supplemental cash flow information:

             Interest paid                      $  855       $ 1,099

             Income taxes paid                     207        32,414


        During the nine months ended October 31, 1993, the only non-cash investing and financing activity was the $202,000 foreign currency translation adjustments related to investments in foreign joint ventures.

Note 9 - ACQUISITION BY COMCAST CORPORATION AND LIBERTY MEDIA CORPORATION

        On August 4, 1994, the Company, Comcast Corporation ("Comcast"), Liberty Media Corporation ("Liberty") and a company wholly owned by Comcast and Liberty ("Holdings") entered into a definitive merger agreement pursuant to which Holdings will acquire QVC and thereafter QVC will merge with a subsidiary of Holdings. On August 11, 1994, Holdings commenced a tender offer for all shares of stock of QVC at a cash price of $46 per share of QVC Common Stock and $460 per share of QVC Convertible Preferred Stock. The total cost of the acquisition for the QVC Stock not owned by Comcast or Liberty will be in excess of $1.4 billion. Comcast and Liberty have agreed to fund a total of approximately $303 million of the acquisition with the balance to be provided through debt financing which, after the merger, will be an obligation of QVC. Following the acquisition, Comcast and Liberty will own approximately 57% and 43%, respectively, of Holdings, which will own 100% of QVC.


Note 10 - LITIGATION

        As previously reported to the Securities and Exchange Commission, the Company has been named as a defendant in certain actions filed in state and federal courts in Delaware arising out of Liberty's prior acquisitions of shares of Home Shopping Network, Inc. ("HSN") and the Company's July 1993 letter proposal to HSN to combine HSN and the Company in a stock-for-stock transaction (the "HSN Actions"). The plaintiffs and defendants to the HSN Actions have executed a Memorandum of Understanding (the "MOU") setting forth an agreement in principle for the settlement of the HSN Actions for a total consideration of $13 million (plus $200,000 to cover administrative expenses), all of which is to be funded by Liberty. In May 1994, the Company became a party to a revised MOU. Under the revised MOU, the Company is not required to pay any portion of the proposed settlement fund or the administrative expenses of the settlement.

        On August 19, 1994, plaintiffs and defendants in the HSN Actions entered into a stipulation in connection with the contemplated settlement of such actions (the "Delaware Settlement"), which was then filed with the Delaware courts. On November 18, 1994, the parties entered into a revised Stipulation (the "Revised Stipulation"), which was then filed with the Delaware courts. The Revised Stipulation continues to provide for the Delaware Settlement, but also provides for the settlement of a separate related action (the "Related Action") brought in Delaware Chancery Court against Liberty and certain other defendants in the HSN Actions (but not the Company). The Revised Stipulation provides that settlement of the Related Action and the Delaware Settlement are not dependent on each other.

        Pursuant to the Delaware Settlement, three subclasses of plaintiffs would be certified for settlement purposes. Members of two of the three subclasses will have the right to opt out of the Delaware Settlement pursuant to procedures set forth in the Revised Stipulation. The Delaware Settlement contemplates that Liberty will create a settlement fund of $13.2 million (plus interest from December 31, 1993) and that the net proceeds of the settlement fund will be distributed to the eligible members of the two subclasses who do not opt out of the settlement in accordance with a proposed plan of distribution. QVC is not required to pay any portion of the settlement fund.

        Consummation of the proposed Delaware Settlement is subject to a number of conditions, including (i) obtaining final approval from the Delaware courts,
(ii) the number of shares opting out of the settlement not exceeding a confidential, predetermined ceiling, and (iii) the dismissal of the HSN Actions by the Delaware courts with prejudice and the release of claims in the HSN Actions. If approved by the Delaware courts, the Delaware Settlement would result in the dismissal with prejudice of the HSN Actions and the release of all claims in the HSN Actions. The Delaware courts have scheduled hearings on the proposed Delaware Settlement to be held on January 24, 1995.

        In October 1993, the Company brought an action in Delaware Chancery Court against Viacom Inc. ("Viacom"), Paramount Communications Inc. ("Paramount") and certain Paramount directors for breach of fiduciary duty in failing to give fair treatment to the Company's merger proposal while granting undue advantages to Viacom's merger proposal. In November 1993, the court granted the Company's motion for a preliminary injunction against certain anti-takeover mechanisms being used to preclude the Paramount shareholders from accepting the Company's cash tender offer for Paramount shares. This injunction was affirmed by the Delaware Supreme Court in December 1993. Viacom subsequently filed a motion to dismiss the Company's complaint. Paramount's time to respond to the complaint has been extended to January 26, 1995.

        In July 1994, after the announcement that Comcast and Liberty would make a joint offer to purchase all of the outstanding shares of stock of the Company, eight putative class action lawsuits (the "Consolidated Action") were filed by certain shareholders of the Company in Delaware Chancery Court on behalf of a purported class consisting of all public shareholders of the Company. The defendants in the Consolidated Action include the Company and directors of the Company. Plaintiffs alleged, among other things, that the defendants breached their fiduciary duties when considering the Comcast offer in that they failed to take all possible steps to seek out and encourage the best offer for the Company. Plaintiffs sought, among other things, an injunction ordering the defendants to auction the Company and an award of unspecified compensatory damages to the members of the plaintiff class.

        In early August 1994, Comcast and Liberty were joined as defendants in the Consolidated Action. On August 5, 1994, the parties reached an agreement in principle providing for the settlement and dismissal with prejudice of the Consolidated Action. The agreement in principle provides, among other things, that an affiliate of Comcast and Liberty will commence a tender offer to purchase all of the outstanding shares of QVC Common Stock for $46 per share in cash, to be followed by a merger in which the remaining holders of QVC Common Stock will receive $46 per share in cash. The agreement in principle also provides that all defendants deny that any of them have committed or threatened to commit any violations of law or breaches of duty; that plaintiffs ' counsel will apply to the court for an award of fees (to be paid by the Company in the event that the offer and merger are consummated) in an amount to be agreed among plaintiffs and defendants; and that the terms of the settlement are subject to court approval in all respects. In the event of court approval, all claims against defendants (and certain others) that were or could have been asserted in the settled Consolidated Action will be dismissed with prejudice and released, and shareholders of the Company who may have had such claims at any time from June 29, 1994 through the effective date of the merger, will be barred from asserting them in the future. Prior to the time that court approval for the settlement described above is sought, shareholders of the Company who are members of the class on behalf of whom the action is brought will receive written notice of the terms of the settlement and the claims to be settled, released, dismissed and barred.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



General

        The Company is a retailer of a wide range of consumer products which are marketed and sold by merchandise-focused televised-shopping programs. The average number of homes receiving the QVC Service was (in millions, except dollar amounts):

                                     Three months ended        Nine months ended
                                         October 31,              October 31,
                                     -------------------      --------------------
                                     1994          1993       1994            1993
                                     ----          ----       ----            ----

Cable homes - 24 hours per day       46.0          43.6       45.2             43.1
Cable homes - part-time               3.1           3.0        3.0              2.9
Satellite dish homes (estimated)      3.0           3.0        3.0              3.0
                                     ----          ----       ----             ----
         Total                       52.1          49.6       51.2             49.0
                                     ----          ----       ----             ----

Full-time equivalent homes ("FTE")   48.5          46.1       47.7             45.6
QVC net sales per FTE home         $ 7.48        $ 6.79     $20.14           $18.58


        FTE homes equal the total number of cable homes receiving the QVC Service 24 hours per day plus one-third of the part-time cable homes and one-half of the satellite dish homes. This calculation reflects the Company's estimate of the relative value to the Company of part-time homes and satellite dish homes compared to full-time homes. QVC net sales excludes non-merchandise revenue and net sales associated with the Company's infomercial division, QDirect.

        Net revenue increased in the first nine months of fiscal 1994 due to the increase in the number of homes receiving the QVC Service as well as an increase in net sales to existing subscribers. It is unlikely that the number of homes receiving the QVC Service will continue to grow at rates comparable to prior periods, given that the QVC Service is already received by approximately 80% of all the cable television homes in the United States. As relative growth in the number of homes declines, future growth in sales will depend increasingly on continued additions of new customers from homes already receiving the QVC Service and continued growth in repeat sales to existing customers.

        Operating profit margins have declined during the quarter largely as a result of a decrease in the gross margin percentage primarily due to reduced sales of higher margin jewelry products as well as increases in general and administrative expense and amortization expense associated with the launch of Q2 on August 1, 1994. Prior to August, the Company capitalized all Q2 start-up costs which totaled $11.4 million. These costs are being amortized over eighteen months. Total amortization of Q2 start-up costs was $1.9 million during the third quarter of 1994.

Results of Operations

        The following table sets forth the Company's Consolidated Statements of Operations expressed as a percentage of net revenue:

                                                Three months         Nine months
                                              ended October 31,    ended October 31,
                                              -----------------    -----------------
                                              1994         1993    1994         1993
                                             -----        -----   -----        -----
Net revenue                                  100.0%       100.0%  100.0%       100.0%
Cost of goods sold                            61.2         58.9    61.0         58.7%
                                             -----        -----   -----        -----
Gross profit                                  38.8         41.1    39.0         41.3
                                             -----        -----   -----        -----

Operating expenses:
  Variable costs                              12.9         14.0    13.1         14.3
  General and administrative                  12.4         10.0    11.9         11.6
  Depreciation                                 1.3          1.3     1.4          1.4
  Amortization of intangible assets            2.3          2.1     2.2          2.3
                                             -----        -----   -----        -----
                                              28.9         27.4    28.6         29.6
                                             -----        -----   -----        -----

Operating income                               9.9         13.7    10.4         11.7
                                             -----        -----   -----        -----
Other income (expense):
  Losses from joint ventures                  (2.1)        (0.7)   (2.8)        (0.2)
  Interest income                              1.2          0.8     1.3          0.9
  Interest expense                            (0.1)        (0.1)   (0.1)        (0.2)
                                             -----        -----   -----        -----
                                              (1.0)           -    (1.6)         0.5
                                             -----        -----   -----        -----
Income before income taxes and cumulative
  effect of a change in accounting principle   8.9         13.7     8.8         12.2
Income tax provision                          (4.9)        (6.8)   (4.8)        (6.0)
                                             -----        -----   -----        -----
Income before cumulative effect of a change
  in accounting principle                      4.0          6.9     4.0          6.2
Cumulative effect of a change in accounting
  for income taxes                               -            -       -          0.4
                                             -----        -----   -----        -----
Net income                                     4.0%         6.9%    4.0%         6.6%
                                             -----        -----   -----        -----

Net Revenue and Gross Profit

        Net revenue for the three months ended October 31, 1994 was $364.5 million, an increase of 16.1% over the $313.9 million net revenue in the prior year's quarter. During the nine months of 1994, net revenue was $964.2 million compared to $849.6 million in the prior period which was an increase of 13.5%. The sales increase during the third quarter was due to the 5.2% increase in the average number of homes receiving the QVC Service and, to a greater extent, the 10.2% increase in net sales per FTE home. For the nine months ending October 31, 1994, the sales increase was due to the 4.6% increase in the average number of homes receiving the QVC Service as well as the 8.4% increase in net sales per FTE home.

        Net revenue for the three month and nine month periods in 1994 includes $2.2 million and $7.3 million, respectively, of net sales from the Company's second channel, consisting of The QVC Fashion Channel, onQ and Q2, to 9.8 million and 9.3 million FTE homes, respectively, as compared to net sales from The QVC Fashion Channel of $5.7 million and $20.4 million, respectively, for the same three month and nine month periods in 1993 to 7.8 million FTE homes. The Company launched a new shopping service on the second channel in August 1994, currently consisting primarily of Q2 and onQ, which is expected to completely replace The QVC Fashion Channel by mid-December 1994. Q2 is designed for the audience that has not yet purchased from traditional home-shopping formats and is currently broadcast 24 hours a day Thursday through Sunday. onQ is QVC's new fashion service for younger adults and is currently broadcast 24 hours a day two days a week. QVC is currently phasing out onQ programming on the second channel and replacing it with Q2 programming, which the Company anticipates will air seven days a week on the second channel by the end of fiscal 1994. The Company believes that the decline in sales from the second channel during the nine months ended October 31, 1994, is due to the change in the format of the programming featured on the second channel for which a market has not yet had time to develop.

The Company anticipates that Q2 will be on the air seven days a week by the end of fiscal 1994.

        The Company has two credit programs, the QVC Easy-Pay Plan and the QVC revolving credit card program. The Company offers customers the Easy-Pay option only on selected items. The Easy-Pay Plan permits customers to pay for such items in several monthly installments. When the Easy-Pay Plan is selected by the customer, the item purchased is shipped after the first payment is billed to the customer's credit card. The customer's credit card is subsequently billed up to four additional monthly installments until the total purchase price of the product has been received by the Company. QVC's revolving credit card program permits customers to charge purchases on the Company's own credit card. The accounts receivable from the revolving credit card program are purchased (with recourse) and serviced by an unrelated third party. Sales under these credit programs amounted to 41.9% and 41.0% of net revenue for the three months ended October 31, 1994 and 1993, respectively. For the nine months ended October 31, 1994 and 1993, sales under these programs were 42.9% and 39.8% of net revenue, respectively. Sales under these credit programs increased as a percentage of total sales in the current quarter and nine months primarily because of more sales under the Easy-Pay Plan. The loss provision for uncollectible accounts under these credits programs amounted to $4.3 million in the current quarter compared with $5.7 million in the prior year and $13.0 million in the first nine months of 1994 compared to $15.8 million in the prior year.

        The sales mix by product category as a percentage of net sales was as follows:

                                  Three months             Nine months
                                ended October 31,        ended October 31,
                                -----------------        -----------------
                                 1994       1993          1994       1993
                                ------     ------        ------     ------
     Jewelry                     35.7%      42.7%         38.8%      42.7%
     Apparel and accessories     22.6       19.2          20.2       18.6
     Housewares                  12.7       11.0          12.3       11.3
     Electronics                  9.4        6.8           8.6        7.3
     Collectibles                 7.9        8.6           7.3        8.8
     Other                       11.7       11.7          12.8       11.3
                                -----      -----         -----      -----
                                100.0%     100.0%        100.0%     100.0%
                                -----      -----         -----      -----

        Gross profit for the quarter ended October 31, 1994 was $141.3 million, or 38.8% of net revenue, compared to $128.9 million, or 41.1% of net revenue in the prior year. For the nine months of 1994, gross profit was $375.9 million or 39.0% of net revenue compared to $350.6 million or 41.3% of net revenue in the prior year. The principal reason for the increases in gross profit was the increased sales volume. The decrease in the gross profit percentage in 1994 was principally due to reduced sales of higher-margin jewelry products and stronger sales of the Company's promotional Today's Special Value items which sell below normal gross profit margins. Increased costs in 1994 of shipping and handling the product that were not reflected in the charge to the customer also contributed to the decrease in the gross profit percentage.

Variable Costs

        Variable costs totaled $46.9 million and $44.0 million for the third quarter of 1994 and 1993, respectively, and $126.9 million and $121.3 million for the nine months of 1994 and 1993, respectively. The major components of this expense classification are detailed below, expressed in amounts and as a percentage of net revenue (dollars in millions):

                              Three months ended October 31, Nine months ended October 31,
                              ------------------------------ -----------------------------
                                    1994           1993           1994           1993
                                -----------   ------------   ------------   ------------
                                  $      %       $      %       $      %       $      %
                                 ---    ---     ---    ---     ---    ---     ---    ---
Order processing and
  customer service              17.7    4.9    16.4    5.2    48.5    5.0    45.7    5.4
Commissions and license fees    19.2    5.3    17.1    5.5    50.3    5.2    45.7    5.4
Provision for doubtful accounts  4.8    1.3     6.0    1.9    14.3    1.5    17.7    2.1
Credit card processing fees      5.2    1.4     4.5    1.4    13.8    1.4    12.2    1.4
                                ----   ----    ----   ----   -----   ----   -----   ----
                                46.9   12.9    44.0   14.0   126.9   13.1   121.3   14.3
                                ----   ----    ----   ----   -----   ----   -----   ----

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

General and Administrative

        During the third quarter of 1994, general and administrative expenses totaled $45.3 million, or 12.4% of net revenue compared to $31.5 million, or 10.0% of net revenue, in the prior year. For the nine months of 1994, general and administrative expenses total $114.5 million or 11.9% of net revenue, compared to $98.4 million or 11.6% of net revenue in the prior year. The major components of general and administrative expenses are detailed below, expressed in amounts and as a percentage of net revenue (dollars in millions).

                                     Three months                   Nine months
                                   ended October 31,              ended October 31,
                              ----------------------------  -----------------------------
                                   1994            1993          1994            1993
                               -----------   -------------  ------------    -------------
                                 $      %        $      %      $      %        $      %
                                ---    ---      ---    ---    ---    ---      ---    ---
Administration                 14.5    4.0     11.4    3.6   38.8    4.0     38.2    4.5
Advertising and marketing       9.9    2.7      6.5    2.0   24.9    2.6     19.9    2.3
Data processing                 5.2    1.4      4.3    1.4   14.5    1.5     13.3    1.6
Broadcasting                    8.3    2.3      5.1    1.6   19.3    2.0     15.0    1.8
Merchandising and programming   6.0    1.6      2.8    0.9   12.7    1.3      7.9    0.9
Occupancy costs                 1.4    0.4      1.4    0.5    4.3    0.5      4.1    0.5
                               ----   ----    ----   ----   -----   ----   -----   ----
                               45.3   12.4     31.5   10.0  114.5   11.9     98.4   11.6
                               ----   ----    ----   ----   -----   ----   -----   ----

        The increase in administration expenses during the third quarter of 1994 is principally the result of administrative costs of Q2 operations including $2.7 million of severance and relocation costs related to the Company's decision to consolidate the second channel services of Q2 and onQ into Q2. The remaining increase in administrative expenses for 1994 are due to higher personnel costs. Included in the administration expenses for the nine months ended October 31, 1993 was the $3.8 million settlement of the Shop Television Network, Inc. litigation. Advertising and marketing expenses increased in 1994 due to increased mailings of program guides, increases in consumer advertising as well as increases in the costs of advertising the Company's televised-shopping program on cable systems. Also contributing to the increase are costs related to the Company's infomercial division, QDirect, for the purchase of media time. Data processing costs increased in 1994 due to higher manpower costs associated with information systems staffing. Broadcasting costs increased in the third quarter and nine months of 1994 due to the launch of Q2 on August 1, 1994 and, to a lesser extent, higher costs to enhance QVC's on-air presentation. The increase in merchandising and programming expenses during the third quarter of 1994 reflects the launch of Q2, additional personnel needed to sustain QVC's sales growth and additional personnel costs related to the Company's QDirect division.

Depreciation and Amortization

        Depreciation expense increased in 1994 due to the depreciation recognized on the current year's plant and equipment additions. Amortization expense increased in the 1994 third quarter due to the amortization of Q2 start-up costs of $1.9 million. These costs are being amortized over an eighteen-month period. For the nine months of 1994, the increase in amortization due to the Q2 start-up costs was partially offset due to the reduction in amortization of debt placement fees as a result of the repayment of the Senior term loan during the first quarter of 1993.

Operating Income

        Operating income was $36.1 million during the third quarter of 1994 compared to $42.8 million in the prior year. For the nine months ended October 31, 1994, operating income was $100.4 million compared to $99.1 million in the prior year. The decrease in operating income in the third quarter is due primarily to the decrease in the gross margin percentage primarily due to reduced sales of higher- margin jewelry products as well as increases in operating expenses associated with the Q2 service. For the nine months ended October 31, 1994, the increased gross profit resulting from the increased sales volume offset higher operating expenses.

Losses from Joint Ventures

During 1993, the Company entered into four joint ventures which resulted in combined losses of $7.8 million during the third quarter of 1994 and $27.2 million during the nine months of 1994. The most significant joint ventures are those formed with British Sky Broadcasting Limited ("BSkyB") and Grupo Televisa, S.A. de C.V. BSkyB and the Company formed a joint venture to bring electronic retailing to the United Kingdom. On October 1, 1993, BSkyB and the Company launched "QVC - The Shopping Channel." A majority of all consumers subscribing to BSkyB's service are now able to receive the new QVC service. QVC
- - - The Shopping Channel is distributed to approximately 2.7 million FTE homes. The agreement with BSkyB requires, among other things, that the Company provide all funding to the venture until it is profitable. The Company will then recover all prior funding before any profits are shared. During the three months ended October 31, 1994, QVC - The Shopping Channel operations resulted in a $5.7 million loss, which was recorded by the Company, including $472,000 amortization of capitalized start-up costs. For the nine months of 1994, the channel's operations resulted in a $20.0 million loss, including
$1.4 million amortization of capitalized start-up costs. During the month of October 1993, QVC - The Shopping Channel incurred a loss of $2.1 million, representing the first month of operations.

        On November 15, 1993, the Company and Grupo Televisa, S.A. de C.V. began broadcasting "CVC" in Mexico. CVC is distributed through broadcast television, cable television and satellite dishes to approximately 6.6 million FTE homes. The Company's 50% share of CVC's losses resulted in a $1.1 million and $4.3 million during the three months and nine months ended October 31, 1994, respectively. Included in the losses were amortization of capitalized start-up costs of $153,000 and $465,000 for the three and nine month periods, respectively.

        The Company also entered a joint venture with Tribune Entertainment Company and Regal Communications to produce and distribute "Can We Shop" with Joan Rivers. "Can We Shop" first aired on January 17, 1994. On June 15, 1994, QRT announced plans to cease the venture with the last show broadcasted on July 15, 1994. "Can We Shop" was a one-hour, Monday through Friday television show through which merchandise was sold. The Company's share of the operating loss in 1994 amounted to $1.1 million.

        The Company made a one-third investment in Friday Holdings, L.P. for the purpose of establishing or acquiring businesses in the communications field as well as developing information products. The Company recorded a $900,000 loss and $1.8 million loss for the three and nine months ended October 31, 1994, respectively, in association with this partnership. This partnership is currently being liquidated.

Interest Expense

        Interest expense has remained relatively constant.

Interest Income

        The Company experienced higher interest income on its revolving charge card due to higher average account balances as well as an increase in the number of customer accounts. The Company also experienced higher interest income on temporary cash investments.

Income Tax Provision

        The Company adopted the principles of Statement of Financial Accounting Standards No. 109 ("SFAS 109") to account for income taxes in the first quarter of fiscal 1993. The provisions for income taxes for the three and nine months ended October 31, 1994 and 1993 are based on the estimated annual effective tax rate after considering the federal and state statutory rates, amortization of intangibles arising from the CVN acquisition which is not deductible for tax purposes, and the fact that the joint venture operations provide no state income tax benefit.

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

Net Income

        Net income for the third quarter of 1994 was $14.5 million compared to net income of $21.5 million in the prior year. For the nine months ended October 31, 1994, net income was $38.3 million compared to $56.5 million in the prior year. The changes in net income resulted from the factors discussed above.

Liquidity and Capital Resources

        The Company's principal source of working capital is internally-generated cash flow from operations. For the nine months ended October 31, 1994, net cash provided by operating activities totaled $116.6 million. Net cash provided by operations was increased by the decrease in working capital items of $27.6 million in 1994.

        The Company's capital expenditures during the nine months of 1994 totaled $26.6 million, principally for the purchase of a new office and warehouse facility in West Chester, Pennsylvania, broadcast equipment and computer equipment and software.

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

        The Company has a $60.0 million bank revolving credit facility to finance operations as well as to fund letters of credit for merchandise purchases. Interest on outstanding amounts under this agreement is payable at the bank's prime rate or other interest rate options. A commitment fee of .15% is currently payable on the unused portion of the revolving credit facility.
The commitment fee was reduced from .25% on March 30, 1994. The credit agreement requires the Company to maintain certain ratios for total liabilities to shareholders' equity and for coverage of fixed charges. No amounts have been borrowed under this agreement in 1994. Outstanding letters of credit totaled $6.3 million at October 31, 1994.

        Working capital at October 31, 1994 was $139.1 million compared to $101.8 million at January 31, 1994. The current ratio was 1.3 at October 31, 1994 compared to 1.3 at January 31, 1994. Long-term debt to total capitalization was 1.1% at October 31, 1994.

        During the first quarter of 1994, the Company entered into affiliation agreements with various cable system operators for carriage of the Company's new shopping service, Q2. The cable system operators will receive compensation from the Company which is dependent upon the number of additional subscribers and the launch date of Q2 on the cable system. During the nine months ended October 31, 1994, the Company has paid $11.6 million in connection with the new affiliation agreements.

        On August 4, 1994, Comcast Corporation ("Comcast"), Liberty Media Corporation ("Liberty"), a wholly owned subsidiary of Comcast and Liberty ("Holdings") and the Company entered into a Merger Agreement (the "Merger Agreement"), providing for the acquisition of QVC, Inc. by Holdings. Pursuant to the Merger Agreement, Holdings commenced a tender offer to purchase all the outstanding shares of Common and Preferred stock of QVC, Inc. for $46 and $460 per share, respectively (the "Offer"). Following the successful completion of the Offer and the satisfaction of the other conditions set forth in the Merger Agreement, a wholly owned subsidiary of Holdings will merge with and into QVC, Inc. with QVC, Inc. continuing as the surviving corporation (the "Merger").

        The total cost of the acquisition of the QVC stock not currently owned by Comcast or Liberty will be in excess of $1.4 billion. Comcast and Liberty have agreed to fund approximately $303 million of the acquisition, with the balance to be provided through debt financing which, after the Merger, will be the obligation of QVC. Following the consummation of the Merger, which is subject to financing, governmental approval and certain other conditions, Comcast and Liberty will own approximately 57% and 43%, respectively, of Holdings, which will own 100% of QVC, and Holdings will be managed by Comcast.

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

        The Company believes that its present capital resources and future operations will result in adequate financial resources to fund all future interest and debt payments existing as of October 31, 1994, as well as capital expenditures.

Effects of Inflation

        Inflation has not had a significant impact on the results of the Company's operations.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         As previously reported by QVC, Inc. (the "Company" or "QVC") in its Annual Report on Form 10-K for the fiscal year ended January 31, 1994, and its Quarterly Reports on Form 10-Q for the quarters ended April 30, 1994, and July 31, 1994, filed with the Securities and Exchange Commission (the "Commission"), the Company has been named as a defendant in certain actions filed in the state and federal courts in Delaware (the "Delaware Courts") arising out of Liberty Media Corporation's ("Liberty") prior acquisitions of shares of Home Shopping Network, Inc. ("HSN") and the Company's July 1993 letter proposal to HSN to combine HSN and the Company in a stock- for-stock transaction (the "HSN Actions").

         As also previously reported, the plaintiffs and defendants other than the Company had entered into a Memorandum of Understanding (the "MOU") setting forth an agreement in principle for the settlement of the HSN Actions for a total consideration of $13 million (plus $200,000 to cover administrative expenses), all of which was to be funded by Liberty. In May 1994, the Company became a party to a revised MOU. Under the terms of the revised MOU, the Company was not required to pay any portion of the proposed settlement fund or the administrative expenses of the settlement. As also previously reported, on August 19, 1994, plaintiffs and defendants in the HSN Actions entered into a stipulation in connection with the contemplated settlement of such actions (the "Delaware Settlement") and thereafter filed the stipulation with the Delaware Courts.

         On November 18, 1994, the parties to the HSN Actions entered into a revised Stipulation (the "Revised Stipulation") and thereafter filed the Revised Stipulation with the Delaware Courts. The Revised Stipulation continues to provide for the Delaware Settlement. The Revised Stipulation also provides for the settlement of a separate related action brought in the Delaware Chancery Court against Liberty and certain other defendants in the HSN Actions (but not QVC) which, among other things, alleges that Liberty's prior tender offer for shares of HSN (the "Liberty Tender Offer") violated Section 203 of the Delaware Corporation Law (the "Section 203 Action"). The Revised Stipulation provides that, while the settlement of the Section 203 Action and the Delaware Settlement are being presented in a coordinated manner, they are not dependent on each other.

         Pursuant to the Delaware Settlement, the following classes would be certified for settlement purposes: (i) all record or beneficial owners of HSN common stock (the "HSN Shares") from and including December 4, 1992 through and including November 5, 1993; (ii) all sellers of HSN Shares in the Liberty Tender Offer; and (iii) all sellers of HSN Shares from and including March 30, 1993 through and including July 12, 1993. Members of the subclasses described in items (ii) and (iii) immediately above have the right to opt out of the Delaware Settlement pursuant to procedures set forth in the Revised Stipulation. The Delaware Settlement contemplates that Liberty will create a settlement fund of $13.2 million (plus interest thereon from December 31, 1993) and that the net proceeds of the settlement fund will be distributed to the eligible members of the subclasses described in items (ii) and (iii) above who do not opt out of the Delaware Settlement in accordance with a plan of distribution to be approved by the Delaware Courts. QVC is not required to pay any portion of the settlement fund.

        The consummation of the proposed Delaware Settlement is subject to a number of conditions, including (i) obtaining a final order of approval of the Delaware Settlement from the Delaware Courts, (ii) the number of shares opting out of the settlement not exceeding a confidential, predetermined ceiling, and
(iii) the dismissal of the HSN Actions by the Delaware Courts with prejudice and the release of the HSN/Federal Actions Settled Claims (as that term is defined in the Revised Stipulation). If approved by the Delaware Courts, the Delaware Settlement would result in the dismissal with prejudice of each of the HSN Actions and the release of all HSN/Federal Actions Settled Claims by all members of the plaintiff subclasses described above who do not opt out of the Delaware Settlement. The Delaware Courts have issued scheduling orders providing for, among other things, the hearings on the proposed Delaware Settlement to be held on January 24, 1995.

        The Company has denied, and continues to deny, that it has committed any violations of law or breaches of duty as alleged by the plaintiffs in the HSN Actions, and entered into the Delaware Settlement to eliminate the distraction, burden and expense of continued litigation.

        The foregoing descriptions of the HSN Actions and the Delaware Settlement do not purport to be a complete summary of all terms and provisions thereof and are qualified in their entirety by reference to the pleadings and filings in those actions, including the Revised Stipulation.

        As also previously reported, in October 1993, the Company brought an action in the Delaware Chancery Court against Viacom Inc. ("Viacom"), Paramount Communications Inc. ("Paramount") and certain Paramount directors for breach of fiduciary duty in failing to give fair treatment to QVC's proposal to merge with Paramount while granting undue advantages to Viacom's merger proposal. In November 1993, the court granted the Company's motion for a preliminary injunction against certain anti-takeover mechanisms being used to preclude the Paramount shareholders from accepting the Company's cash tender offer for Paramount shares. This injunction was affirmed by the Delaware Supreme Court in December 1993. Viacom subsequently filed a motion to dismiss the Company's complaint, which is pending. Paramount's time to respond to the complaint has been extended to on or about January 26, 1995. In February, 1994, the Company terminated its efforts to acquire Paramount, and Viacom eventually acquired Paramount in a cash and stock-for-stock exchange.

        As previously reported in QVC's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994, filed with the Commission, in July 1994, eight putative class action lawsuits were filed by certain shareholders of the Company in the Delaware Chancery Court against the Company and directors of the Company, and subsequently consolidated by the court (the "Consolidated Action"). Plaintiffs alleged, among other things, that the defendants breached their fiduciary duties when considering the joint offer made by Comcast Corporation ("Comcast") and Liberty to purchase all of the outstanding shares of stock of the Company (see Item 5 below), by failing to take all possible steps to seek out and encourage the best offer for the Company. Plaintiffs sought, among other things, an injunction ordering the defendants to auction the Company and an award of unspecified compensatory damages to the members of the plaintiff class. In early August 1994, Comcast and Liberty were informed by plaintiffs'counsel that they would be joined as defendants in the Consolidated Action.

        On August 5, 1994, the parties reached an agreement in principle providing for the settlement and dismissal with prejudice of the Consolidated Action, subject to court approval, and certain other terms and conditions, including, among other things, the commencement by Comcast and Liberty of an all cash tender offer at $46 per share of QVC Common Stock, subject to the approval of the Board of Directors of the Company. The agreement in principle also provides that all defendants deny that any of them have committed or threatened to commit any violations of law or breaches of duty; that plaintiffs' counsel will apply to the court for an award of fees (to be paid by the Company in the event that the offer and merger are consummated) in an amount to be agreed among plaintiffs and defendants; and that the terms of the settlement are subject to court approval in all respects. In the event of court approval, all claims against defendants (and certain others) that were or could have been asserted in the Consolidated Action will be dismissed with prejudice and released, and shareholders of the Company, who may have had such claims at any time from June 29, 1994 through the effective date of the merger, will be barred from asserting them in the future. Prior to the time that court approval for the settlement described above is sought, shareholders of the Company who are members of the class on behalf of whom the action is brought will receive written notice of the terms of the settlement and the claims to be settled, released, dismissed and barred.

         On August 24, 1994, the Federal Trade Commission ("FTC") requested from Comcast and the Company additional information on the proposed transactions involving the Company and Comcast (see Item 5 below). The Company responded to the FTC's request on or about November 15, 1994. The required waiting period under the Hart-Scott-Rodino antitrust law has expired. However, Comcast and Liberty's parent, Tele-Communications, Inc., ("TCI"), have agreed to provide ten days' notice to the FTC prior to consummating the tender offer for stock of QVC. Comcast and TCI have not yet determined when they intend to give such notice. In addition, there can be no assurance as to what action, if any, the FTC intends to take if such notice is given.

         The Company has also been named as a defendant in various legal proceedings arising in the ordinary course of business. Although the outcome of these matters cannot be determined, in the opinion of management, disposition of these proceedings will not have a material effect on the Company's financial position.

ITEM 5.  OTHER INFORMATION.

In July 1994, Comcast and Liberty made a joint proposal to acquire, for $44 cash per share of QVC Common Stock, the approximately 65% of QVC shares that Comcast and Liberty collectively did not already own. On August 4, 1994, the Company entered into a merger agreement ("Merger Agreement") with Comcast, Liberty and a wholly owned subsidiary of Comcast and Liberty ("Holdings"), pursuant to which Holdings would acquire QVC. On or about August 11, 1994, pursuant to the Merger Agreement, Holdings commenced a cash tender offer to purchase all outstanding shares of QVC Common Stock at a price of $46 per share and all outstanding shares of QVC Preferred Stock at a price of $460 per share ("Tender Offer"). Following the successful completion of the Tender Offer and the satisfaction of the other conditions set forth in the Merger Agreement, a wholly owned subsidiary of Holdings will merge with QVC and any remaining
shares of QVC   will be converted into cash at the same price as offered in the
Tender Offer (the "Merger"). Holdings has extended its Tender Offer for the Company to December 16, 1994.

        The total cost of the acquisition of the QVC stock not currently owned by Comcast or Liberty will be in excess of $1.4 billion. Comcast and Liberty have agreed to fund approximately $303 million of the acquisition, with the balance to be provided through debt financing, which, after the Merger, will be the obligation of QVC. Following the consummation of the Merger, which is subject to financing, governmental approval and certain other conditions, Comcast and Liberty will own approximately 57% and 43%, respectively, of Holdings, which will own 100% of QVC, and Holdings will be managed by Comcast.

         See Schedule 14D-9 (including the Exhibits thereto), which was filed with the Commission on behalf of the Company on August 11, 1994, and the amendments thereto, which are incorporated by reference hereby.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.      Exhibits.

         99. Stipulation and Agreement of Compromise and Settlement in In re Home Shopping Network, Inc. Shareholders Litigation, 7547 Corp., et al. v. Liberty Media Corporation, et al., and Gerda Bartnik, et al. v. Home Shopping Network, Inc., et al., filed on November 18, 1994, with the Delaware Court of Chancery and the United States District Court for the District of Delaware (without exhibits).

         b.    Reports on Form 8-K.

         During the fiscal quarter ended October 31, 1994, no Current Reports on Form 8-K were filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    QVC, INC.
                                    (Registrant)


                                      /s/  Barry Diller
                                    ---------------------------
                                            Barry Diller
                                            Chairman and
                                      Chief Executive Officer


                                      /s/  William F. Costello
                                    ----------------------------
                                        William F. Costello
                                      Executive Vice President
                                     and Chief Financial Officer


Dated:  December 14, 1994

                               INDEX OF EXHIBITS

Exhibit No.        Description
- - -----------        -----------

99. Stipulation and Agreement of Compromise and Settlement in In re Home Shopping Network, Inc. Shareholders Litigation, 7547 Corp., et al. v. Liberty Media Corporation, et al., and Gerda Bartnik, et al. v. Home Shopping Network, Inc., et al., filed on November 18, 1994, with the Delaware Court of Chancery and the United States District Court for the District of Delaware (without exhibits).