Form 10-Q/A
period 1994-10-31
QVC NETWORK INC
filed 1995-01-31
CIK 797565

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1994

                                       OR

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ______________ TO _________________

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

                                 (610) 701-1000
              (Registrant's telephone number, including area code)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No     .
                                       ---     ----

     The number of shares outstanding of the registrant's Common Stock (net of shares held in treasury), as of October 31, 1994, was:

               Common Stock ($.01 par value) -- 40,906,497 shares

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     Item 6 (Exhibits and Reports on Form 8-K) of Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1994, is hereby amended and restated in its entirety as follows:

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a. Exhibits.

     27.     Financial Data Schedule.

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

                                          QVC, INC.

                                          By:         /s/ NEAL S. GRABELL
                                            ------------------------------------
                                                      Neal S. Grabell
                                                   Senior Vice President

Dated: January  31, 1995

                               INDEX OF EXHIBITS

EXHIBIT NO.                                       DESCRIPTION
- -----------      ------------------------------------------------------------------------------
    27.          Financial Data Schedule.

    99.          Stipulation and Agreement of Compromise and Settlement in In re Home Shopping
                 Network, Inc. Shareholders Litigation, 7547 Corp., et al. v. Liberty Media
                 Corporation, et al., and Gerda Bartnik, et al. v. Home Shopping Network, Inc.,
                 et al., filed on November 18, 1994, with the Delaware Court of Chancery and the United States District Court for the District of Delaware (without exhibits), filed on December 15, 1994, as Exhibit 99 to the Company's
                 Quarterly Report on Form 10-Q for the quarter ended October 31, 1994, is incorporated by reference herein.